Form 10QSB
period 2007-09-30
Sound Worldwide Holdings, Inc.
filed 2007-11-14
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________

Commission File No. 000-52116

Sound Worldwide Holdings, Inc.
(Name of Small Business Issuer in its charter)

Delaware	20-5153419
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

Superluck Industrial Centre
Flat K, 13/F (Phase 2)
57 Sha Tsui Road,
Tsuen Wan, N.T.
Hong Kong, China
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:  (852) 2414-1831

Freedom 3, Inc.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Virginia K. Sourlis, Esq.
The Sourlis Law Firm
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2007: 20,000,000 shares of common stock, par value $0.0001 per share.

PART I

Item 1 - Financial Statements

FREEDOM 3, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
September 30, 2007 and December 31, 2006

	9/30/2007	12/31/2006
	Unaudited	Audited
Assets
Prepaid expenses	$0	$1,500
Total assets	$0	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$-	$5,060
Total liabilities	-	5,060

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	8,175	2,665
Deficit accumulated during the development stage	(8,185)	(6,235)

Total stockholder's equity (deficit)	0	(3,560)

Total liabilities and stockholder's equity (deficit)	$0	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	For the Three Months ended Sept. 30, 2007	For the Three Months ended Sept. 30 2006	For the nine months ended Sept 30, 2007	For the period June 27, 2006 (Inception) to Sept. 30, 2006	For the period June 27, 2006 (Inception) to Sept. 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	200	1,950	2,100	8,185

Net loss	$(750)	$(200)	$(1,950)	$(2,100)	$(8,185)

Weighted average number of common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.02)	$(0.08)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

FREEDOM 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to September 30, 2007
Unaudited

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Stockholder's Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,510	-	5,510

Net (loss)	-	-	-	(1,950)	(1,950)

Balance, Sept 30, 2007	100,000	$10	$8,175	$(8,185)	$0

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FREEDOM 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the nine months ended Sept. 30, 2007	For the period June 27, 2006 (Inception) to Sept. 30, 2006	For the period June 27, 2006 (Inception) to December 31, 2006	For the period June 27, 2006 (Inception) to Sept. 30, 2007
	Unaudited	Unaudited	Audited	Unaudited

Cash flows from operating activities
Net (loss)	$(1,950)	$(2,300)	$(6,235)	$(8,185)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	-	(1,500)	0
Increase (decrease) in accounts payable	(5,060)	-	5,060	0

Net cash (used in) operating activities	(5,510)	(2,300)	(2,675)	(8,185)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,100	2,100	2,100
Proceeds from additional capital contributions	5,510	200	575	6,085

Net cash provided by financing activities	5,510	2,300	2,675	8,185

Net increase in cash and cash equivalents	-	-	-	-
Cash - beginning of period	-	-	-	-
Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FREEDOM 3, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 – Organization and Significant Accounting Policies

Nature of Operations

Freedom 3, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10-SB to have its common stock, par value $0.0001 per share registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act, such Registration Statement became effective on September 5, 2006.

As a “blank check” company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has not identified a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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
September 30, 2007

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through September 30, 2007, the Company did not maintain a bank account.

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

NOTE 2 – PREFERRED STOCK

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
September 30, 2007

NOTE 3 – COMMON STOCK

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

NOTE 4 – GOING CONCERN

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

NOTE 5 – SUBSEQUENT EVENT (UNAUDITED)

After the balance sheet date, Freedom 3, Inc. was acquired on October 25, 2007 in a share exchange with the stockholders of Sound Worldwide Limited discussed below.

On October 25, 2007, Freedom 3, Inc sold one share of its common stock to Sound Worldwide Limited for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3, Inc.’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide Limited owning 100% of Freedom 3, Inc.

After the sale and redemption by Freedom 3, Inc., Sound Worldwide Limited and Freedom 3, Inc. entered into a Share Exchange Agreement, dated October 25, 2007, pursuant to which each issued and outstanding shares of Sound Worldwide Limited’s, common stock was converted into 350 shares of Freedom 3, Inc.’s common stock, and all of the issued and outstanding shares of Sound Worldwide Limited common stock were retired and cancelled, resulting in Freedom 3, Inc. owning 100% of Sound Worldwide Limited. On October 25, 2007, Freedom 3, Inc. changed its name to Sound Worldwide Holdings, Inc.

Sound Worldwide Holdings, Inc. filed a Registration Statement on Form SB-2 (File No.: 333-146986) with the SEC on October 29, 2007 therein registering an aggregate of 2,331,950 shares of its common stock on behalf of the selling stockholders named therein. On October 29, 2007, the Company also filed a Current Report on Form 8-K (File No.:000-52116) with the SEC therein describing the terms and conditions of the sale and merger as well as other information and financial statements required to be disclosed in such report.

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

Results of Operation

From June 27, 2006 (Inception) through September 30, 2007, the Company did not realize any operating income.

From June 27, 2006 (Inception) through September 30, 2007, the Company incurred $8,185 costs consisting of accounting and SEC filing fees.

Liquidity and Capital Resources

As of September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2007.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

On October 25, 2007, the Company, then known as Freedom 3, Inc, or Freedom, sold one share of its common stock to Sound Worldwide Limited, or SWL or Sound Worldwide, for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom. After the sale and redemption by Freedom, Sound Worldwide and Freedom entered into a Share Exchange Agreement, dated October 25, 2007, or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock was converted into 350 shares of Freedom’s common stock, and all of the issued and outstanding shares of Sound Worldwide’s common stock were retired and cancelled, resulting Freedom owning 100% of Sound Worldwide (the Exchange). Upon the consummation of the transactions contemplated by the Exchange Agreement, on October 25, 2007, the Certificate of Incorporation of the Company was amended to change the name of the Company from Freedom 3, Inc. to Sound Worldwide Holdings, Inc., effective upon filing of the amendment with the Secretary of State of the State of Delaware.

Prior to the transactions described above, Freedom was a shell company with no operations and nominal assets. The Company conducts all of its business and operations through its wholly-owned subsidiary, Sound Worldwide and its subsidiaries: Asian Point Investment Limited and Best Allied Industrial Limited.

On October 29, 2007, Sound Worldwide Holdings, Inc. filed a Registration Statement on Form SB-2 (SEC File No.: 333-146986) with the SEC therein registering an aggregate of 2,331,950 of its common stock on behalf of the selling stockholders named therein. The Company is currently waiting for comments from the SEC on the Registration Statement.

On October 29, 2007, the Company filed a Current Report on Form 8-K therein reporting on the Exchange. The Form 8-K also disclosed the details concerning the Company’s dismissal of Conner & Associates, PC, or Conner, as its independent accountants effective as of October 25, 2007, and its appointment of Dominic K.F. Chan & Co (“Dominic”) as its new, independent registered public accounting firm.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)

3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007(2)

3.2	Bylaws (1)

10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)

(1)	Incorporated by reference from the Company’s Registration Statement on Form 10SB (SEC File No.: 000-52116) filed July 7, 2006.

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-146986) filed October 29, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2007		SOUND WORLDWIDE HOLDINGS, INC.

	By:	/s/ ROGER K. W. FAN
Roger K. W. Fan President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)