Form 10QSB
period 2007-12-31
Sound Worldwide Holdings, Inc.
filed 2008-02-14
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________

Commission File No. 000-52116

Sound Worldwide Holdings, Inc.
(Name of Small Business Issuer in its charter)

Delaware	20-5153419
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2008: 20,000,000 shares of common stock, par value $0.0001 per share.

Sound Worldwide Holdings, Inc.

PART I
Item 1 - Condensed Financial Statements (Unaudited)

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)
	At December 31, 2007	At March 31, 2007

ASSETS	$	$
Current assets:
Cash and cash equivalents	161,741	138,654
Accounts receivable, net of allowance
for doubtful accounts	742,200	674,580
Prepaid expenses and other receivables	76,740	30,728
Inventories	644,892	410,577
Total current assets	1,625,573	1,254,539

Property and equipment, net	1,824,096	1,820,982

TOTAL ASSETS	3,449,669	3,075,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	440,061	277,574
Bank and other borrowings	932,228	583,983
Amount due to related parties	-	68,330
Income tax payable	-	-
Accrued expenses and other liabilities	446,721	310,348
Total current liabilities	1,819,010	1,240,235

Long-term debt
Bank and other borrowings	2,738	14,393

TOTAL LIABILITIES	1,821,748	1,254,628

Stockholders' equity
Common stock	2,000	1,990
Additional paid-in capital	627,916	620,068
Retained earnings	1,003,667	1,201,068
Accumulated other comprehensive loss	(5,662)	(2,233)

Total stockholders' equity	1,627,921	1,820,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	3,449,669	3,075,521

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
	$	$

Net sales	2,080,595	2,791,444	8,509,183	11,101,888
Cost of sales	(2,168,462)	(2,586,935)	(7,667,896)	(9,536,935)

Gross (loss)/profit	(87,867)	204,509	841,287	1,564,953
Selling, general and administrative expenses	(350,171)	(216,232)	(1,101,005)	(979,049)
Other income	66,496	74,169	140,922	217,443

(Loss)/income from operations	(371,542)	62,446	(118,796)	803,347
Other non-operating income	-	-	-	47,780
Interest expenses	(25,638)	(15,364)	(78,605)	(74,694)

(Loss)/income before income taxes	(397,180)	47,082	(197,401)	776,433
Income tax expenses	-	-	-	-

Net (loss)/income	(397,180)	47,082	(197,401)	776,433

	Cents	Cents	Cents	Cents
(Loss)/earnings per share, basic and diluted	(1.91)	0.27	(1.06)	4.44

Weighted average number of common shares outstanding, basic and diluted	20,777,174	17,500,000	18,596,364	17,500,000

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common Stock		Additional paid-in	Accumulated other Comprehensive	Retained
	Shares	Amount	capital	loss	earnings	Total
		$	$	$	$	$

Balance, April 1, 2007	17,500,000	1,750	620,068	(2,233)	1,201,068	1,820,653
Net loss					(197,401)	(197,401)
Shares of stock held by Freedom 3's shareholders	300,000	30				30
Issuance of common stock in connection with the share exchange transaction	2,200,000	220				220
Recapitalization in connection with the share exchange transaction			7,848			7,848
Foreign currency translation				(3,429)		(3,429)
Comprehensive loss				(3,429)	(197,401)	(200,830)

Balance, December 31, 2007	20,000,000	2,000	627,916	(5,662)	1,003,667	1,627,921

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended December 31,
	2007	2006
	$	$
Cash flows from operating activities:
Net (loss)/ income	(197,401)	776,433
Adjustments to reconcile net income to
net cash (used in)/provided by operating activities:
Depreciation expense	13,013	21,693
Interest expense
Gain on disposal of property and equipment	-	(2,682)
Changes in current assets and liabilities
Accounts receivable	(67,620)	(40,066)
Other receivables	(46,012)	38,667
Inventories	(234,315)	729,282
Accounts payable	162,487	(377,948)
Amounts due to related parties	(68,330)	(739,187)
Accrued expenses and other liabilities	145,417	529,881

Net cash (used in)/provided by operating activities	(292,761)	936,073

Cash flows from investing activities
Purchase of property and equipment	(12,561)	(31,000)
Proceeds from sale of property and equipment	0	238,450

Net cash (used in)/provided by investing activities	(12,561)	207,450

Cash flows from financing activities
New bank borrowings	783,611	133,781
Repayment of bank borrowings	(455,755)	(984,314)

Net cash provided by/(used in) financing activities	327,856	(850,533)

Effect of exchange rate changes on cash
and cash equivalents	553	(1,663)

Net increase in cash and cash equivalents	23,087	291,327
Cash and cash equivalents at beginning of the period	138,654	31,255

Cash and cash equivalents at the end of the period	161,741	322,582

SOUND WORLDWIDE HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
December 31, 2007
_____________________________________________________________________________

Note 1 - Basis of Presentation

The interim financial statements of Sound Worldwide Holdings, Inc., a Delaware corporation formerly known as Freedom 3, Inc. (the “Company”), included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended March 31, 2007, included in the registration statement on Form SB-2, as amended. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Share Exchange between Freedom 3, Inc and Sound Worldwide Limited

On October 25, 2007, Freedom 3, Inc. a Delaware corporation (“Freedom 3”), sold one share of its common stock to Sound Worldwide Limited (“Sound Worldwide” or “SWL”) for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom 3. After the sale and redemption by Freedom 3, Sound Worldwide and Freedom 3 entered into a Share Exchange Agreement, dated October 25, 2007, or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock and preferred stock was converted into 350 shares of Freedom 3’s common stock and one share of preferred stock, respectively, and all of the issued and outstanding shares of Sound Worldwide’s common and preferred stock were retired and cancelled, resulting in Freedom 3 owning 100% of Sound Worldwide (the “Exchange”). This resulted in the stockholders of Sound Worldwide to become stockholders of Freedom 3. The previous stockholder of Freedom was then issued 300,000 shares of Freedom 3 as agreed previously. The one share of Freedom’s common stock held by Sound Worldwide was then cancelled and Sound Worldwide sold one share of its common stock to Freedom 3, which resulted in Freedom 3 owning 100% of Sound Worldwide. Freedom 3 then changed its name to Sound Worldwide Holdings, Inc.

For accounting purposes, the Exchange has been treated as an acquisition of Freedom 3 by Sound Worldwide and as a recapitalization of Sound Worldwide (i.e. a "reverse acquisition"), in which Sound Worldwide was deemed to be the accounting acquirer. As a result of the Exchange, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Sound Worldwide, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Sound Worldwide prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split. The Company currently has a total of 20,000,000 shares of common stock issued and outstanding.

Prior the Exchange, Freedom 3 was a reporting shell company with no operations and nominal assets.

The Company, through its wholly-owned subsidiary, Sound Worldwide, and its wholly-owned subsidiaries listed below, are principally engaged in manufacturing and trading of denim fabrics and garments. Sound Worldwide owns production plants in Hong Kong and the People’s Republic of China and its customers are mainly in the United States, Europe and Japan.

The following summarizes the organizational history and location of the subsidiaries of the Company:

·	Sound Worldwide was formed in July 1999 and it currently is the holding company for Asian Point Investment Limited and Best Allied Industrial Limited.

·	Best Allied Industrial Limited (“Best Allied”), which has its production based in the Kwun Tong District of Hong Kong, was formed in April 1997.

·	Asian Point Investment Limited (“Asian Point”), which leases Heyuan Yuenya Weaving Factory in Heyuan, Guangdong Province, was registered in June 1999.

Note 3 - Summary of Principal Accounting Policies

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Revenue recognition

The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. The Company does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Sales of goods represent the invoiced value of goods, net of sales returns, trade discounts and allowances. Normally, we do not accept any product returns and according to our records, the returns are immaterial.

Trade accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Company will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. Asian Point and Best Allied extend unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. They do not accrue interest on trade accounts receivable.

Inventory

Inventories, which primarily consist of yarns, denim fabrics, garments and other textile materials and products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Write down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal year 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The Company is required to adopt SFAS No 159 beginning on January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Although the Company will continue to evaluate the provisions of SFAS No. 159, management currently does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant effect on its consolidated financial statements.

Note 4 - Financing Arrangements

Banking Facilities

At December 31, 2007, our banking facilities consisting of bank loans and other credit facilities were $2,637,514, of which $916,881 has been drawn down and $1,720,633 remains available. Below is a summary of Best Allied and Asian Point’s banking facilities:

·
Corporate Tax Loan of $115,408 between Best Allied and Shanghai Commercial Bank Ltd. This agreement was signed on December 17, 2007 and guaranteed by Ms. Lam Siu Kuen. Interest is charged at 0.5% below prime and the loan must be repaid monthly, within 12 months. As of December 31, 2007, the whole amount of the loan has been drawn down.

·
Installment loan of $162,814 between Best Allied and Shanghai Commercial Bank Ltd. This agreement was signed on January 5, 2006 and its purpose is solely for financing the acquisition of the property located at Unit C, 4/F, Yip Win Factory Building, 10 Tsun Yip Lane, Kowloon. The loan is guaranteed by the property and Ms. Lam Siu Kuen. Interest is set at 0.75% below prime and the loan must be repaid monthly, within 120 months. The loan was completely repaid as of July, 2006.

·
Overdraft facility of $192,300 and revolving trading facility of $1,679,832 between Best Allied and Shanghai Commercial Bank Ltd. This agreement was signed on February 7, 2005. The overdraft facility has an interest rate 1% above prime, while the trading facility has an interest rate 0.5% above prime. Both credit facilities are guaranteed by Ms. Lam Siu Kuen. As of December 31, 2007 $370,612 has been drawn down and $1,501,520 remains available.

·
Revolving trading facility of $487,160 between Asian Point and ICBC Asia. This agreement was signed on June 26, 2006. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 0.5%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of December 31, 2007 $430,861 has been drawn down and $56,299 remains available.

Note 5 - (Loss)/Earnings Per Share

Basic (loss)/earnings per share of common stock was calculated by dividing the net (loss)/income by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic (loss)/earnings per share of common stock for the periods presented.

Note 6 - Comprehensive (Loss)/Income

Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss)/income but are excluded from net (loss)/income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive (loss)/income represented foreign currency translation adjustment.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations Plan of Operation

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Reference in the following discussion to “our”, “us” and “we” refer to the operations of Sound Worldwide Holding, Inc. and its subsidiaries (“the company”), except where the context otherwise indicates or requires.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited Financial Statements included in this filing. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows. The financial information included in this filing, however, is not necessarily indicative of our future performance.

As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 29, 2007 and in Note 2 to the Financial Statements included in this Report, on October 25, 2007, Freedom 3, Inc. a Delaware corporation (“Freedom 3”), sold one share of its common stock to Sound Worldwide Limited (“Sound Worldwide” or “SWL”) for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom 3. After the sale and redemption by Freedom 3, Sound Worldwide and Freedom 3 entered into a Share Exchange Agreement, dated October 25, 2007, or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock and preferred stock was converted into 350 shares of Freedom 3’s common stock and one share of preferred stock, respectively, and all of the issued and outstanding shares of Sound Worldwide’s common and preferred stock were retired and cancelled, resulting in Freedom 3 owning 100% of Sound Worldwide (the “Exchange”). This resulted in the stockholders of Sound Worldwide to become stockholders of Freedom 3. The previous stockholder of Freedom was then issued 300,000 shares of Freedom 3 as agreed previously. The one share of Freedom’s common stock held by Sound Worldwide was then cancelled and Sound Worldwide sold one share of its common stock to Freedom 3, which resulted in Freedom 3 owning 100% of Sound Worldwide. Freedom 3 then changed its name to Sound Worldwide Holdings, Inc.

For accounting purposes, the Exchange has been treated as an acquisition of Freedom 3 by Sound Worldwide and as a recapitalization of Sound Worldwide (i.e. a "reverse acquisition"), in which Sound Worldwide was deemed to be the accounting acquirer. As a result of the Exchange, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Sound Worldwide, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Sound Worldwide prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split. The Company currently has a total of 20,000,000 shares of common stock issued and outstanding.

Prior the Exchange, Freedom 3 was a reporting shell company with no operations and nominal assets.

The Company, through its wholly-owned subsidiary, Sound Worldwide, and its wholly-owned subsidiaries listed below, are principally engaged in manufacturing and trading of denim fabrics and garments. Sound Worldwide owns production plants in Hong Kong and the People’s Republic of China and its customers are mainly in the United States, Europe and Japan.

The following summarizes the organizational history and location of the subsidiaries of the Company:

·	Sound Worldwide was formed in July 1999 and it currently is the holding company for Asian Point Investment Limited and Best Allied Industrial Limited.

·	Best Allied Industrial Limited (“Best Allied”), which has its production based in the Kwun Tong District of Hong Kong, was formed in April 1997.

·	Asian Point Investment Limited (“Asian Point”), which leases Heyuan Yuenya Weaving Factory in Heyuan, Guangdong Province, was registered in June 1999.

Results Of Operations for The Three And Nine Month Periods Ended December 31, 2007 Compared to Three And Nine Month Periods Ended December 31, 2006, Respectively.

Revenues

Our revenues decreased by $710,849, or 25.47%, from $2,791,444 in the three months ended December 31, 2006 to $2,080,595 for the corresponding period in 2007. For the nine months ended December 31, 2007 our revenues decreased by $2,592,705, or 23.35%, from $11,101,888 in 2006 to $8,509,183 in 2007. These decreases were mainly attributable to more high-valued customer orders received in the nine months ended December 31, 2007 when compared to 2006, in which longer manufacturing lead time was required. That resulted in a smaller amount of revenue be recorded in the three and nine months ended December 31, 2007 compared to the three and nine months ended December 31, 2006.

Cost of Revenues

For the quarter ended December 31, 2007, our total cost of revenues decreased by $418,473, or 16.17%, to $2,168,462 from $2,586,935 for the corresponding period in 2006. Our total cost of revenues decreased by $1,869,039, or 19.60%, from $9,536,935 to $7,667,896 in the nine months ended December 31, 2006 and 2007, respectively. This decrease was primarily due to less revenue amount recorded.

Gross Profit

Our gross profit decreased by $292,376 or 142.96%, from $204,509 in the three months ended December 31, 2006 to ($87,867) for the corresponding period in 2007. For the nine months ended December 31 2007, our gross profit decreased by $723,666, or 46.24%, from $1,564,953 in 2006 to $841,287 in 2007. The decreases in gross profit were due to decreases in revenues for the corresponding periods.

Operating Expenses

Our total operating expenses (selling, general & accounting expenses (SG&A)) for the quarter ended December 31, 2007 increased by $133,939 or 61.94%, to $350,171 from $216,232 for the quarter ended December 31, 2006. For the nine months ended December 31, 2007, our total operating expenses increased by $121,956, or 12.46%, to $1,101,005 from $979,049 for the nine months ended December 31, 2006. These increases were primarily staff related costs, freight and delivery charges, and other selling and general administrative expenses.

Other Income

Our other income, mainly consisting of commission and handling income, for the quarter ended December 31, 2007 and 2006 were $66,496 and $74,169, respectively. For the nine months ended December 31 2007, our other income decreased by $76,521 or 35.19%, from $217,443 in 2006 to $140,922 in 2007. The decrease was primarily due to the decrease in provision of handling services.

(Loss)/Income from Operations

Our (loss)/income from operations for the quarter ended December 31, 2007 and 2006 were ($371,542) and $62,446, respectively. Our (loss)/income from operations for the nine months ended December 31, 2007 and 2006 were ($118,796) and $803,347 respectively. These decreases were primarily due to the decrease in revenue amount and higher operating expenses.

Interest Expense

Interest expense increased from $15,364 to $25,638 for three month periods ended December 31, 2007 and 2006, respectively. For the nine months ended December 31 2007, our interest expense increased by $3,911, or 5.23%, from $74,694 in 2006 to $78,605 in 2007. These increases were due to the increase in average bank borrowing balances.

Net (Loss)/Income

We had net loss of $397,180 for the quarter ended December 31, 2007 as compared to net income of $47,082 for the corresponding period ended December 31, 2006. Our net loss for the nine months ended December 31, 2007 was $197,401 and net income for the corresponding period was $776,433. These decreases were due to decreases in income from operations and increased operating expenses for the three and nine months ended December 31, 2007 compared to the three and nine month periods ended December 31, 2006, respectively.

Liquidity and Capital Resources

Prior to the merger with SWL on October 25, 2007, Freedom was a reporting shell company with no operations and nominal operations. For accounting purposes, we treated our acquisition of SWL as a recapitalization of our company. As a result, we treat the historical financial information of SWL as our historical financial information. The sole founder and stockholder of Freedom funded Freedom’s pre-merger operations from such stockholder’s personal funds.

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures. To date, we have financed our business operations through our banking facility and loans from officers and directors. We believe we will have adequate liquidity through the next twelve months to operate our business and to meet our cash requirements.

Comparison of Liquidity for the Nine Months Ended December 31, 2007 and 2006

As of December 31, 2007, we had cash of $161,741, current assets of $1,625,573 and current liabilities of $1,819,010. Our working capital as of December 31, 2007 is $(193,437).

Net cash used in operating activities totaled $292,761 for the nine month period ended December 31, 2007, which was a decrease from the net cash provided by operating activities, which totaled $936,073 for the nine month period ended December 31, 2006. This change is primarily attributable to an increase in inventory level in order to meet the expected demand of products.

Net cash used in investing activities totaled $12,561 for the nine month period ended December 31, 2007, which was a decrease for the net cash provided by investing activities, which totaled $207,450 for the nine month period ended December 31, 2006. The change is due to the proceeds we received from the sale of equipment in 2006.

Net cash provided by financing activities totaled $327,856 for the nine month period ended December 31, 2007, as compared to net cash used in financing activities totaled $850,533 for the nine month period ended December 31, 2006. The increase in net cash provided by financing activities is mainly attributable by the additional bank borrowings for the first nine months of 2007 when compared to the same period of 2006.

Accounts Receivable

Accounts receivable which typically operates within a one-month cycle, increased from $674,580 as of March 31, 2007 to $742,200 as of December 31, 2007.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings, amount due to related parties and accrued expenses and other liabilities, increased from $1,240,235 as of March 31, 2007 to $1,819,010 as of December 31, 2007. This increase was contributed by the increase in accounts payable and bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, increased from $277,574 as of March 31, 2007 to $440,061 as of December 31, 2007. The increase was mainly due to delay in receiving payment from some clients.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, other borrowings, long-term bank loans, increased from $583,983 as of March 31, 2007 to $932,228 as of December 31, 2007. This increase was primarily due to an increase in short-term loans.

Amounts Due to Related Parties

Amounts due to related parties decreased from $68,330 as of March 31, 2007 to $0 as of December 31, 2007. Amounts due to related parties are comprised of expenses paid by the Roger, K.W. Fan, the Company’s Chief Executive Officer, on behalf of the Company and for the management consultancy services rendered by Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Fan. The amounts due to related parties were interest free and had no fixed date of repayment.

 Accrued Expenses and Other Liabilities

Accrued expenses went from an amount owing of $310,348 as of March 31, 2007 to $446,721 as of December 31, 2007. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. The increase was primarily due to the cost involved in the acquisition of Freedom 3.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended December 31, 2007.

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

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

In connection with the consummation of the Exchange between Freedom 3 and SWL on October 25, 2007, we issued and aggregate of 2,200,000 shares of common stock to a total of 11 persons in consideration for services rendered in connection with the Exchange. The shares were issued at a par per share for services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)

3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007 (2)

3.2	Bylaws (1)

10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)

31.1	Certification by the Principal Executive Officer of the Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification by the Principal Financial and Accounting Officer of the Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification by the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial and Accounting Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SOUND WORLDWIDE HOLDINGS, INC.

Date: February 14, 2008	By:	/s/ ROGER K. W. FAN
Roger K. W. Fan Chief Executive Officer