Form 10KSB
period 2008-03-31
Sound Worldwide Holdings, Inc.
filed 2008-06-30
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52116

Sound Worldwide Holdings, Inc.
(Name of small business issuer in its charter)

Delaware	20-5153419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Flat K, 13/F (Phase 2) Superluck Industrial Centre 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (852) 2414-1831

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

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

State issuer’s revenues for most recent fiscal year: $17,652,601

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

There is currently no trading market for the Company’s common stock.

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008, there were 13,936,250 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Sound Worldwide Holdings, Inc., a Delaware corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

General and Subsequent Event

We are a holding company formed in the state of Delaware engaged in the manufacturing of denim fabrics in China and, through our subsidiary, Asian Point Investment Limited, in the sale of those fabrics to vendors located throughout the world.

Our business operations are conducted through our wholly-owned subsidiary, Sound Worldwide Limited, or SWL, a British Virgin Islands corporation, and its subsidiaries. At the fiscal year ended, March 31, 2008 and until April 1, 2008, SWL had two subsidiaries, Asian Point Investment Limited, or Asian Point, and Best Allied Industrial Limited, or Best Allied. SWL is a textile and garment manufacturer with facilities in Hong Kong and China.

As previously reported on a Current Report on Form 8-K which we filed with the Securities and Exchange Commission on May 30, 2008, on May 27, 2008, we entered into a Share Purchase and Exchange Agreement, or the Exchange Agreement, with Best Allied and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a then stockholder of 6,063,750 shares of our Common Stock. Pursuant to the Exchange Agreement, on May 30, 2008, Ms. Lam purchased from our company 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for the 6,063,750 shares our common stock held by Ms. Lam. The effective date of the exchange was April 1, 2008, or the Effective Date.

In connection with the exchange, the Company and Ms. Lam also entered into a Settlement Agreement and Release, dated May 30, 2008, pursuant to which each party released the other from any and all liabilities.

Due to the fact that the exchange with Ms. Lam and our divestiture of Best Allied was consummated after our fiscal year end, information in this Annual Report contains disclosure regarding our operations as of such date and therefore, includes certain information of Best Allied.

Organizational History

On October 25, 2007, we merged with a reporting shell company, Freedom 3, Inc., or Freedom, a Delaware corporation. On such date, Freedom redeemed 100,000 shares of its common stock, which was all of its issued and outstanding common stock, from its then current stockholder in exchange for 300,000 shares of restricted common stock of the resultant issuer after the merger as per the redemption agreement. Freedom then sold one share of its common stock to SWL for $1.00. This resulted in SWL owning 100% of Freedom. SWL and Freedom then entered into a Share Exchange Agreement or the Exchange Agreement, dated October 25, 2007, pursuant to which each share of common stock and preferred stock of SWL was converted into 350 shares of Freedom’s common stock and one share of Freedom’s preferred stock, respectively and all of the issued and outstanding shares of SWL’s common stock were retired and cancelled. This resulted in the stockholders of SWL to become stockholders of Freedom. The previous stockholder of Freedom was then issued 300,000 shares of Freedom as agreed previously. The one share of Freedom’s common stock held by SWL was then cancelled and SWL sold one share of its common stock to Freedom, which resulted in Freedom owning 100% of SWL. Freedom then changed its name to Sound Worldwide Holdings, Inc.

Prior the exchange, Freedom was a shell company with no operations and nominal assets.

The following summarizes the organizational history and location of our subsidiaries as of March 31, 2008:

•
Sound Worldwide Limited, or SWL, was formed in July 1999 and was the holding company for Asian Point Investment Limited and Best Allied Industrial Limited. SWL is currently the holding company of Asian Point. As described above, as of April 1, 2008, Best Allied is no longer a subsidiary of SWL.

•	Asian Point Investment Limited, or Asian Point, which leases Heyuan Yuenya Weaving Factory in Heyuan, Guangdong Province, was registered in June 1999.
•	Best Allied Industrial Limited, or Best Allied, which has its production based in the Kwun Tong District of Hong Kong, was formed in April 1997.

Introduction to Freedom

SWL was introduced to Freedom by a group of businessmen. It was originated by Mr. Vincent Lau of International Professional Accountants Co. Ltd. of Hong Kong, or IPAC. IPAC has been providing accounting services to Sound Worldwide since the 1990. In 2005, Mr. Lau introduced Sound Worldwide to Mr. Alan Chan of Calgary, Alberta, Canada and indicated that Sound Worldwide wished to become a public company. Subsequently, Mr. Chan introduced Sound Worldwide to Mr. Larry Fortman of Oxford Group of Charlotte, North Carolina. Collectively, the three businessmen assisted Sound Worldwide throughout the whole process in becoming a public company. This included finding it a suitable reporting shell company in the U.S., helping it with its business plan, performing the necessary due diligence prior to introducing it to Freedom, negotiating a merger agreement with Freedom, and helping it throughout the merger process with Freedom.

For providing all of the above services, the group and their nominees were given an opportunity to acquire 2,000,000 shares of Sound Worldwide Holdings, Inc. at a cost of $0.0001 per share. As well, the group is also to receive compensation for other services, such as accounting services, administration and reimbursement for traveling expenses.

Change in Fiscal Year

On December 21, 2007, the Board of Directors of the Company, by unanimous written consent, approved to change the Company’s fiscal year end from December 31st to March 31st, effective immediately.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.
Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

There is no active market for our common stock.

Currently, there is no active trading market for our common stock. Following the effectiveness of this registration statement, we intend to request that a broker-dealer/market maker submit an application to make a market for our common stock shares on the OTC Bulletin Board. There can be no assurance, however, that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market that may develop in the future for our common stock will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this registration statement will our common stock become eligible to be quoted on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

Our Principal Products and Services

Asian Point, our indirectly held subsidiary, is engaged in the manufacturing of denim fabrics in China and in the sale of those fabrics to vendors, such as GAP, Levis, ECKO and Giordano, located throughout the world. Over 50% of our products are exported to the U.S. marketplace and the rest throughout Western Europe and other countries.

Business Objectives

Our business objective is to become a cost-effective denim fabric and garment manufacturer with high quality, competitive prices and a comprehensive product range. We eventually want to expand our market share through advanced production technology, effective cost controls, superior quality control systems, and marketing efforts.

Growth Strategy

To ensure steady growth and income earnings during the future development of the Company, we anticipate implementing the following plans:

Increasing Operations

We intend to acquire state-of-the art machinery which we believe will the increase our production and processing efficiency. We also plan on increasing the number of weaving machines from 50 sets to 100 sets to meet anticipated demand.

We also intend to create a marketing team for the purpose of attracting additional clients. The current channels that we have used to develop our business have been adequate, but we believe an internal marketing team could offer more opportunities, especially in Eastern Europe.

Vertical Integration

Our future plan also includes eventually controlling all of the steps in the production process, from the extraction of raw materials through the manufacture and sale of the final products, known as vertical integration. We believe that a vertically integrated company that controls all of the steps of production, from supplying the raw materials to manufacturing the finished product has a very strong competitive advantage. By being vertically integrated, we would not have to depend on outside entities to add value to our products. We would be able to manage the quality of its product throughout the whole process, which we believe would result in superior products at reasonable price points.

In Asian Point, our textile manufacturing subsidiary, we believe can achieve upstream integration by acquiring a factory to prepare and size the yarn using a warp beam. When weaving with a loom, the vertical yarns are attached to a warp beam before weaving begins. With its own facilities, Asian Point can minimize average production costs of the textiles..

Summary Financial Information

The table below summarizes (i) our audited balance sheet at March 31, 2008, compared to March 31, 2007 and (ii) our statement of operations for the audited year ended March 31, 2008 compared to March 31, 2007.

	For the Period Ended:
	March 31, 2008 (Audited)	March 31, 2007 (Audited)
Balance Sheet:
Cash	$288,356	$138,654
Total Assets	$5,502,308	$3,075,521
Total Liabilities	$2,168,914	$1,254,628
Total Stockholders’ Equity	$3,333,394	$1,820,893

	For the Period Ended:
	March 31, 2008 (Audited)	March 31, 2007 (Audited)
Statement of Operations:
Revenue	$17,652,601	$14,840,870
Net Income	$1,500,424	$1,579,341
Earnings Per Share of Common Stock	$0.08	$0.09

Products and Production

The current machinery installed in our production plants provides flexibility and efficiency for the production processes. We are therefore able to adjust our production schedule in response to the demand of the market and customers, without incurring any significant additional costs or expenses.

Product Characteristics

We are able to provide a number of different types of denim fabrics through special procedures. In recent years, the denim clothing market has become even more fashionable and brand driven. Different denim fabrics are currently manufactured using pigment-dyed, stone-washed, and stretch-and-blend techniques, which produce more varieties of denim fabrics such as ring denim, stretch denim, cowboy corduroy and colored denim (e.g., yellow and green shades).

Production Lines

Given that SWL manufactures denim fabrics through Asian Point and until the Effective Date, also manufactured garments through Best Allied, it is essential to understand the production process of both these subsidiaries.

Asian Point:

The following is the “step-by-step” production process for Asian Point:

Step 1. Stored Yarn & Pre-weaving Preparation

In the initial stage, Asian Point purchases material and yarn. The raw materials are then made ready for the weaving process which is outsourced to an external company. This preparation occurs at an external sizing factory, which uses warp beams to prepare the yarn. All specifications for the denim are predetermined by Asian Point’s clients.

Step 2. Weaving

Once the process of sizing is finished, the semi-finished product is transported back to Asian Point for weaving.

Step 3. Inspection

Since Asian Point’s goal is to provide a high quality product, inspection is a very important step to ensure quality standards are met before storage. All denim is sent to the quality control department for inspection before it moves on to the next stage.

Step 4. Storage

The product, which is now ready for delivery, is then stored in the factory. Here clients have the chance to inspect the finished product before they take possession of the material.

Step 5. Retail

Most of the denim is sold to garment manufacturers, while some will end up in the retail sector.

Best Allied:

Once orders are received from a client, Best Allied’s production process begins with making a pattern on a computer, called automated marking, and then plotting full-size or scaled patterns and markers on the fabric. Meanwhile, purchases of raw material and inspection of raw material are performed in order to comply with the client’s specifications as well as desired quality. Once computer marking and plotting are done, the material then undergoes the process of inspection, cutting and sewing. Fusing and ironing are the finishing touches that are made before delivering the garments to the clients. The following depicts the “step-by-step” production process of Best Allied:

Step 1. Computer Marking
â
Step 2. Computer Plotting
â
Step 3. Fabric Inspection
â
Step 4. Cutting
â
Step 5. Sewing
â
Step 6. Fusing
â
Step 7. Ironing

Quality Control and Assurance

We place significant focus on quality control throughout the entire production process. This is done to ensure the delivery of a consistently high quality finished product to the customer. Our main quality control procedures are outlined below.

1.  Inspection and testing of incoming materials

The quality of all raw materials, components, and spare parts that have been purchased are subject to sample inspections in order to ensure that they meet the requirements of China’s government, the industry and the client.

2. Inspection and testing of semi-finished products

Semi-finished products undergo inspection to ensure that they comply with specific technical requirements.

3. Final inspection and testing

Quality control procedures are also applied after both the textile and garment processes are finished to ensure that the color, weight, width and the characteristics of the processed denim fabrics and garments comply with the customer’s specifications before they are packaged and delivered to the customer. As a result of strict quality control procedures, we experience a minimal return rate on our fabrics and garments.

Significant Suppliers and Clients:

Best Allied’s largest customers accounted for approximately 22.64% of its net sales in fiscal 2008 and Asian Point’s largest customers accounted for approximately 29.16% of its net sales in fiscal 2008 We do not have any minimum purchase obligations or other contractual obligations with our suppliers.

Best Allied’s significant suppliers and clients are:

Suppliers:
▪	Nan Fung Textiles Ltd.
▪	Central Textiles (H.K.) Ltd.
▪	Tai Hing Cotton Mill Ltd.

Clients:
•	Lauren (Division of Polo Ralph Lauren Corporation)
•	Polo Children Wear
•	Liz Claiborne
•	American Eagle Outfitters
•	Abercrombie & Fitch
•	Rugby

Environmental and Production Safety Regulations on Production

Asian Point’s production facilities are located in Heyuan City, China and Best Allied’s production facilities are located in Kwon Tong, Honk Kong and are subject to the environmental and production regulations of the PRC. The main pollutants resulting from production in the manufacturing factory of Asian Point are noise and dust particles to the surrounding areas. To tackle this problem, we have taken necessary measures during the setting up of our manufacturing plant to minimize the level of noise, so that it is aligned with the requirements of the applicable environmental laws and regulations. In addition, we carry out regular on-site environmental testing to ensure that our operations comply with regulatory requirements and standards. In regards to our production safety issues, we take strict measures that comply with the production safety regulations of the PRC and Hong Kong. Since our clients are highly regarded around the world, each client has already performed its own audit of our processes. These production audits ensure reasonable working conditions and an adherence to western labor laws.

Market Analysis

Demand for Textiles and Garments

The textile and garment industries have become a basic part of global economics. We believe that the demand for textiles and garments is sensitive to the expenditure behavior of consumers as well as the price point of products but that changes in income do not have any significant effects on consumers’ buying habits of denim products.

World Textile and Garment Demand

Over the past ten years, we believe that the textile and garment industries have played major part of global trade.
Based on our experience in these industries, we believe that although world spending on textiles and garments is significant, developed countries do not have the capacity to produce textile and garments to satisfy their demand. We believe that companies in developed countries, such as the U.S. and European countries, are able to satisfy their unmet demand for textiles and garments by importing these products from countries, such as China and Hong Kong, where Production costs are relatively low.

China Textile and Garment Industry

The PRC is one of the world’s largest manufacturers of textiles and garments. According to the PRC’s industrial production figures for December 2006 as prepared by National Bureau of China, total production of textile products is as follow:

Item	Unit	Annual Production	% Change Year Over Year
Yarn	10 Thousand Tons	1,001	8.4
Cloth	100 Million Meters	462.37	8.2
Silk Fabric	10 Thousand Meters	781,573	9.6

Production and processing of fabrics have become one of the major businesses in the PRC. In 2006, the PRC’s total export of garments and clothing accessories amount to $81.2 billion, which represents a 7.1% increase from 2005. The textile yarn and fabrics exports totaled $58.4 billion in 2006, which represented a 7.9% increase from 2005.

According to “China Textile Industry Profile: 2006,” in the past, industrial traders in the PRC have mainly exported low to medium grade textiles and garments to Africa, South America and developed countries. This has changed in recent years. The industry has seen an increase in the demand for value added fabrics and textiles consisting of higher grade material.

Under the Tenth Five Year Plan covering 2001 to 2005, which was approved in the fourth meeting of the Ninth PRC National People’s Congress held on March 15, 2001, PRC authorities intended to further expand production levels and upgrade production standards within PRC textile industry.

Factors Contributing to the Development of PRC Textile industry:

•	Skilled and inexpensive labor;
•	Relatively low value of RMB compared to other currencies;
•	Inexpensive raw materials; and
•	Relatively low shipment costs.

Hong Kong Textile and Garment Industry

Since 1950, when Hong Kong first emerged as a manufacturing hub, its textile industry has grown steadily. Hong Kong’s textile industry serves not only the local clothing manufacturers, but also those on the Chinese mainland and other offshore production bases. Capitalizing on its experience in textiles manufacturing, many Hong Kong companies are also engaged in trading textiles. Hong Kong’s textiles industry is reputed as a supplier of quality dyed and printed fabrics. It is also a leader in cotton spinning, denim wearing, knit-to-shape panel knitting, and fine-gauge cotton knit manufacturing.

According to the Hong Kong Trade Development Council’s article ‘Profiles of Hong Kong Major Manufacturing Industries’, (January 30, 2007), the textile industry has a total of 889 manufacturing establishments as of September 2006, 10,599 workers, or 7.2% of the local manufacturing workforce. The article also states that textiles industry is one of Hong Kong's major export earners, accounting for 3.1% of total domestic exports in 2006 and that Asia is the main destination for textiles produced in Hong Kong. Approximately 90% of Hong Kong’s textiles remain in the region. The articles further states, that Chinese mainland is the predominant export market, accounting for 70% of Hong Kong’s textile exports in 2006.

Marketing and Business Strategies

Marketing Strategies

China and Hong Kong exports are expected to continue to increase due to China’s entry into the WTO and Closer Economic Partnership Arrangement (“CEPA”) between China and Hong Kong. Since SWL’s main export targets are the United States and the European Union, China’s entry into the WTO has had a positive impact on its competitiveness against other competitors in these markets. Moreover, the CEPA between Hong Kong and China removes tariffs on Hong Kong products, which provides an opportunity for the Hong Kong garment and textile industry to develop its business in the PRC. We will take advantage of these opportunities to develop the Chinese and the world markets by implementing the following marketing strategies:

●
Continue to strengthen relationships with major downstream clients in the United States and Japan. We believe that this will ensure the stability of our sales and prestige when negotiating with new clients.

●	Expand our marketing team for the Eastern European market, including but not limited to Russia), which we believe has huge potential for textile and garment consumption.

●
Develop our marketing network with reputable trading companies, such as Li & Fung Trading Limited, which has a strong textile and garment sales network with international clients. We believe that this will help increase our sales and widen our geographical network.

●
Develop our own garment retailing network in China. Seeing as Hong Kong textile and garment products are favored by Chinese consumers, we believe that developing our own garment label and retailing network will enhance our profitability.

Business Strategies

Our short-term, mid-term and long-term strategies to implement our business plan are as follows:

Short-Term Strategies (within 3 years)

We intend to take advantage of the opportunities provided by CEPA and trade liberalization of the WTO. In the short term, we intend to focus on increasing our competitiveness by expanding our business in China and Eastern Europe.

Different short-term strategies will be carried out in the Company’s subsidiaries.

In order to achieve our goal of expanding our business and remain competitive, Asian Point intends to acquire more advanced machinery, reorganize human resources, and expand its marketing team. In the short term, we believe that this will allow Asian Point to minimize increasing production costs and enhance efficiency and profitability. Since the production of textiles is labor-intensive and there are signs of a possible labor shortage arising in the Guangdong Province, it is important for Asian Point to take the above-mentioned short term strategies. These strategies will not only ensure the stability and profitability of Asian Point, but also allow Asian Point to benefit from economies of scale. With trade liberalization factored by China’s entry into the WTO, Asian Point also intends to expand its marketing team to develop its overseas market.

Mid-Term Strategies (3 to 5 years)

We had intended to focus on the vertical integration of our subsidiaries. We believed and continue to believe that we can further improve our profitability by taking advantage of upstream and downstream opportunities. Below summarizes our vertical integration strategies planned for Asian Point

In the mid-term (within 3 to 5 years), Asian Point will focus on upstream activities by acquiring a sizing factory and a shrinkage factory, which would be used to pre-shrink the denim. We believe that vertical integration of Asian Point will minimize production costs since Asian Point will not have to depend on outside suppliers. By controlling all aspects of production, issues such as product quality and delivery deadlines will no longer be a problem for Asian Point.

Long-Term Strategies (5 years and beyond)

Our long-term strategies are to further increase asset turnover and increase productivity. The long-term business strategies of Asian Point are as follows:

We expect that Asian Point will develop an additional manufacturing base in XinTang, Guangdong Province, which it is a hub for wholesalers and buyers of denim products from all across China. Asian Point currently has extensive connections with buyers from various provinces around China. Once Asian Point has the capacity, we anticipate it to take the initiative and enlarge its production and sales network. It could go as far as expanding into retail outlets in XinTang, which serves as the center of the garment and textile industry in Guangdong province.

Employees

We currently employ 200 persons, five of whom are part of management.

We operate a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the plan are held separately from those of the Company by the trustees of the plan. We contribute 5% of the relevant payroll costs to the plan, which contribution is matched by employees. The contributions paid by the Company for the fiscal year ended March 31, 2008 and 2007 were $42,579 and $29,328, respectively.

Our employees are not represented by a labor union. We have not experienced work stoppages and consider our employee relations to be good.

Available Information

We are subject to the information reporting requirements of the Exchange Act, and, accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

Item 2. Description of Property.

DESCRIPTION OF PROPERTIES

Our principal executive offices are located Superluck Industrial Centre, Flat K, 13/F (Phase 2), 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China and our telephone number is (852) 2414-1831. Through Best Allied, we owned production plants in the Kwun Tong District of Hong Kong and through Asian Point, we currently own a production plant in the city of Heyuan, which is in the Guangdong Province of the PRC.

The following is a description of our properties as of the fiscal year ended March 31, 2008. The information provided below for Best Allied is as of the Effective Date and for Asian Point, as of the date of filing this Annual Report.

Lessor	Location	Approximate Sq. Footage	Use
Best Allied (1)	7/F, DJ Building Hoi Bum Road Kwon Tong, Hong Kong	13,000 sq. ft.	Manufacturing and trading garments
Best Allied (2)	13/F, DJ Building Hoi Bum Road Kwon Tong, Hong Kong	2,000 sq. ft.	Storage
Asian Point (3)	Heyuan Foreign Economic Development Area 205 Heyuan Road Heyuan City, China	27,500 sq. ft.	Manufacturing and trading of denim fabrics

(1)	Best Allied rents this space pursuant to a lease with D.J. Ltd. for a period commencing on March 31, 2007 and expiring on March 31, 2009 for a monthly rent of $7,051.19.
(2)	Best Allied rents this space pursuant to a lease with D.J. Ltd. for a period commencing on March 31, 2007 and expiring on March 31, 2009 for a monthly rent of $923.07.
(3)	Asian Point rents this space pursuant to a lease with Heuyan Foreign Economic Development for a period commending on July 1, 1999 and expiring on June 30, 2008 for a monthly rent of $2,032.11.

In general, all facilities are in good condition and are operating at capacities that range from 80% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

We are required by the Delaware General Corporation Law (DGCL) to maintain a resident agent in the State of Delaware. Our resident agent for this purpose is Isaac L. Muller, The Incorporator, Inc. located at 20 Robert Pitt Drive, Suite 214, Monsey, New York 10952. All legal process and any demand or notice authorized by law to be served upon us may be served upon our resident agent in the State of Delaware in the manner provided under the DGCL.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of the date hereof, 13,936,250 shares of our common stock are issued and outstanding, and there are approximately 62 holders of record of our Common Stock.

Common Stock

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

No Public Market for Common Stock

There is presently no public market for our common stock. We intend to request a registered broker-dealer to apply to have our common stock listed on the OTC Bulletin Board upon the effectiveness of the registration statement. However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of June 30, 2008, we had 62 holders of record of our common stock.

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

(e)	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

(f)
voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our common stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)
subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of Delaware.

In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although there are no shares of preferred stock currently issued and outstanding and we have no present intention to issue any shares of preferred stock, no assurance can be given that it will not do so in the future.

Holders of Our Preferred Stock

As of June 30, 2008, we had 0 holders of record of our preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Dividend Policy

During the fiscal years ended March 31, 2007 and 2008, SWL paid aggregate dividends of $1,516,573 and $0.00 respectively, or approximately $0.09 and $0.00, respectively, for each share of common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent

Our transfer agent is Continental Stock Transfer, 17 Battery Place, New York, NY 10004
Telephone: (212) 509-4000

Recent Sales of Unregistered Securities

On June 27, 2006, Freedom issued 100,000 shares of its common stock to Getting You There, LLC, or GYT, an entity owned by Virginia K. Sourlis, Esq., the sole officer and director of Freedom, for aggregate purchase price of $2,100. The Company sold these shares of common stock under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the company under Section 4(2) and Regulation D promulgated thereunder due to the fact that the issuance did not involve a public offering and in light of fact that Ms. Sourlis is an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Act. On October 25, 2007, we redeemed all of the 100,000 shares from GYT in exchange for 300,000 shares of the resultant issuer’s common stock after the merger.

In connection with its merger with SWL, on October 25, 2007, Freedom issued 350 shares of its common stock for each share of common stock held by stockholders of SWL of which 2,330,200 are being registered by the Selling Stockholders listed in this Registration Statement. The company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the company under Section 4(2) and Regulation S promulgated thereunder due to the fact that the issuance did not involve a public offering and the investors were non-US residents.

Securities Authorized for Issuance under Equity Compensation Plans

There was no equity compensation plan for the year ended March 31, 2008.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Sound Worldwide” in this Annual Report collectively refers to the Company and its subsidiaries.

Overview

Business Operations

We are a holding company formed in the state of Delaware. On October 25, 2007, we merged with a registered shell company, Freedom 3, Inc., or Freedom, a Delaware corporation.

Through our wholly-owned subsidiary, Sound Worldwide Limited, or Sound Worldwide or SWL, a British Virgins Island corporation, and its two subsidiaries, we manufacture and sell denim fabrics and garments from our facilities in Hong Kong and China. SWL’s two subsidiaries are Asian Point Investment Limited, or Asian Point, and Best Allied Industrial Limited, or Best Allied.

As previously reported on a Current Report on Form 8-K which we filed with the Securities and Exchange Commission on May 30, 2008, on May 27, 2008, we entered into a Share Purchase and Exchange Agreement, or the Exchange Agreement, with Best Allied and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a then stockholder of 6,063,750 shares of our Common Stock. Pursuant to the Exchange Agreement, on May 30, 2008, Ms. Lam purchased from our company 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for the 6,063,750 shares our common stock held by Ms. Lam. The effective date of the exchange was April 1, 2008, or the Effective Date.

In connection with the exchange, we and Ms. Lam also entered into a Settlement Agreement and Release, dated May 30, 2008, pursuant to which each party released the other from any and all liabilities.

Due to the fact that the exchange with Ms. Lam and our divestiture of Best Allied was consummated after our fiscal year end, information in this Annual Report contains disclosure regarding our operations as of such date and therefore, includes certain information of Best Allied.

Asian Point is based in a 27,500 square foot production plant located in the city of Heyuan, which is in the Guangdong Province of the People’s Republic of China, or PRC or China, and is engaged the production of denim fabric for clients and for Best Allied.

Best Allied is based in a 13,000 square foot production plant located in the Kwun Tong District of Hong Kong and is engaged in the production of garment products. We intend to continue our focus on the vertical integration of our operations.

Through our subsidiaries, Sound Worldwide is able to produce various types of fabric and garment products. Additionally, Sound Worldwide is a garment contractor for a number of well known brands such as GAP, Levis, ECKO, and Giordano. The Company’s products are sold to customers worldwide, with over 50% exported to the U.S. marketplace and the rest throughout Western Europe and other countries. Sound Worldwide has been devoting resources to enhance its fabric and garment production technology, capacity, efficiency, and flexibility. This is intended to help Sound Worldwide to meet the perceived increasing and changing demand of the textile and garment market.

Our Subsidiaries’ Organizational History

The following summarizes the organizational history:

•	SWL was formed in July 1999.
•	Best Allied was formed in April 1997.
•	Asian Point was registered in China in June 1999.

Business Objective

Our business objective is to become a cost-effective denim fabric and garment manufacturer with high quality, competitive prices, a comprehensive product range and eventually expand the market share by advanced production technology, effective cost control techniques, superior quality control system, strong marketing effort and excellent management experience.

Market Forecast1

Whereas it is expected that world spending on textiles and garments will continue to increase by 4% to 5% per year due to the economic growth of developed countries, the industry expects textile and garment exports from China and Hong Kong will increase by more than 5% per year.

China:

China enters Word Trade Organization (WTO)

Due to PRC’s entry into the WTO in December 2001, the average tariff rates on imported textiles have dropped from approximately 22% - 25 % pre-WTO entry to approximately 14% -16% in 2005. Pursuant to the Agreement on Textile and Clothing (ATC) implemented under the WTO, the historic quota system imposed by other counties on the importing of PRC textile products on select product categories has been phased out in 2005. This is expected to continue to boost the textile processing and manufacturing volumes in the PRC as well as the export of clothing manufactured in the PRC.

Hong Kong:

Benefits from China’s entry to WTO

1 Source: CEPA-A Survey of Garment Shoppers in Southern, Central and Western China, 2004 and CEPA- A Survey of Garment Shoppers in Eastern and Northern China, 2004.

The complete removal of quotas worldwide under the ATC has and is expected to speed up the rationalization of globalize clothing manufacturing. Clothing production in the Asian region is set to expand. As such, Hong Kong’s textiles export to other Asian markets, particularly the PRC, is anticipated to increase in the future. China’s entry into the WTO is widely believed to offer good opportunities for Hong Kong’s textiles industry. Quota elimination on imports of China-origin textiles from trade liberalization encourages Hong Kong manufacturers to shift more of their production to the mainland, thereby enhancing their cost competitiveness. On the other hand, China’s commitment to further opens its domestic market facilitates Hong Kong’s textiles manufacturers and traders contemplating or expanding sales in the Chinese market. Together with steady improvements in the general living standard in the PRC, it is anticipated that demand for foreign made clothing will increase in the PRC market.

Closer Economic Partnership Agreement (CEPA)

The Mainland and Hong Kong Closer Economic Partnership Arrangement (CEPA) was brought into effect in June 2003. A total of 50 Hong Kong-made textile items, subject to the CEPA’s rules of origin, enjoy duty-free access to the Chinese mainland as of January 1, 2004, whereas non-Hong Kong made counterparts will remain subject to tariffs ranging from 5 to 18.7%. Eligible items include products under HS codes defined by the Mainland Customs. In 2006, Hong Kong’s domestic exports of these eligible items to the mainland amounted to about $464 million.

Chinese textile and garment consumption trend towards Hong Kong products

According to a survey taken by Hong Kong Trade Development Council on consumption trend of textile and garment in China, the result concluded that Chinese consumers have a strong desire for Hong Kong textile and garment products, seeing that the average spending on textile and garment products is $406.50 per person in the PRC.

Industry Trends

China2

China's textile industry has returned to a regular growth after the period of high-speed growth which followed the country's entry into the World Trade Organization (WTO). According to the latest statistics jointly issued by the Industry Department and the Statistics Centre of the China National Textile and Apparel Council (CNTAC), in the nine months ended December 31, 2007 versus the same period ended December 31, 2006, the operation of China's textile industry demonstrated steady growth of production, slower export growth and change of growth method, import volume reduction.

Several factors influenced the operations of the industry. Firstly, the growing demand in China and abroad. In 2007, the demand on the international market is steady; developing countries in Asia and Africa have become the new engine for the increase in the textile industry's export. Statistics show that China is export to the United States increased 27.11% in the nine months ended December 31, 2007 versus the same period in 2006; that to the 25 countries of the EU, up 26.67%; Japan, up 4.11%; and that to African countries increased rapidly to 38.55% and 40.1%, respectively, contributing 25% to the country's export growth. At the same time, the domestic demand remained strong. The output value for domestic sales of large textile enterprises accounted for 74.86% of the total industrial sales output value, 17.3% higher than that in the same period of last year.

Secondly, the adjustment and upgrading of industrial structure have started taking effect. China's textile industry has achieved consistent improvement of equipment in the nine months in 2007 versus the same period in 2006. Its total import of textile machinery and parts reached US$3.172 billion in January-August, rising 21.81% year over year. The per capita labor productivity of large textile enterprises rose 22% year over year.

2 Source: tdctrade.com article, “Textile Industry’s Growth Steady in 1st Three Quarters,” (December 3, 2007)

Hong Kong3

According to the Hong Kong Trade Development Council’s article ‘Profiles of Hong Kong Major Manufacturing Industries’, (January 30, 2007), in recent years, with rising production costs inflated in part by stringent environmental regulations, Hong Kong's textiles manufacturers have established offshore production facilities in low-cost countries, particularly on the Chinese mainland and in Southeast Asian countries. A few companies have also set up offshore production in Latin America, including Mexico, to take advantage of preferential treatments allowed by trade agreements between these countries and their trading partners, typically the US.

In the face of fierce competition in the global market, Hong Kong's textiles industry is moving up-market to supply sophisticated textile products with original designs. Today, the operation of the textiles industry in Hong Kong is focused on higher value-added activities such as sales and marketing, quality control, designs and development while offshore plants are specialized in lower value-added operations.

The textiles industry has invested heavily in capital-intensive and advanced machinery to keep up with the latest technology know-how. Advanced production technologies are sourced mostly from vendors from Germany, Switzerland and Japan. Modern machinery has been widely adopted by local manufacturers. As such, Hong Kong textiles manufacturers are able to offer a wide range of fibers and fabrics to clients.

Product Trends4
Cotton remains the preferred fiber for most consumers. Europeans, in particular, are enthusiastic about the environmentally friendly properties of biodegradable natural fibers. Consumers also tend to buy more manmade fiber fabrics, particularly polyester and polyester blends. The growth in demand for polyester is partly due to the technical improvements achieved over the last few years, particularly in respect of moisture absorption.

In addition, innovative new fibers and fabrics have buoyed demand in many different areas. The successful fabrics which appear to have answered the needs of consumers include the wrinkle-free, water-resistant, more washable, soft-stretch fabrics and environmental friendly. For example, cellulosic fibers, including viscose, lyocell and acetate, have gained greater popularity.

Microfibers have been getting more and more attention. The major benefits of textile products made of microfibers are its light in weight and superior performance in keeping warm. In the field of furnishings, microfibers are more often used in the area of decorative fabrics and drapery.

Additional Challenges

The following are additional challenges facing our company:

•	Signs of a labor shortage in Guangdong Province

In the last few years, there have been signs of a labor shortage in the Guangdong Province in the PRC due to the rapid development of other parts of China. Due to the fact that textile and garment manufacturing is relatively labor intensive, a shortage of labor could cause an increase in production costs and weaken our profitability.

•	Appreciation of the Renminbi (RMB) versus the U.S. Dollar

Other than increasing production costs in China, the appreciation of the RMB, the currency of mainland China, against foreign currencies, mainly the U.S. Dollar, could harm the competitiveness of China-made textile and garment products. The U.S. Dollar has been currently depreciating against the RMB and other foreign currencies, making it more expensive for U.S. importers of foreign goods. As the value of the RMB increases against other currencies of major exporting partners, buyers would turn to other countries to manufacture lower priced products.

3 Source: Hong Kong Trade Development Council’s article ‘Profiles of Hong Kong Major Manufacturing Industries’, (January 30, 2007),
4 Source: Hong Kong Trade Development Council’s article ‘Profiles of Hong Kong Major Manufacturing Industries’, (January 30, 2007),

Strengths, Weakness, Opportunities and Threats (SWOT) Analysis and Control Policies

SWOT Analysis

We believe our Strengths, Weaknesses, Opportunities and Targets (SWOT) are the following:

Strengths:

•	Advanced production facilities:

Our newly acquired weaving machinery and technology for production meet market standards.

•	Experienced management team:

We employ a professional management team with substantial experience in the denim fabrics industry, particularly in terms of applying advanced technology to improve product quality and production efficiency.

•	Excellent quality of product with a good reputation:

We believe we maintain an excellent quality of product in order to uphold our reputation amongst our globally recognized name brands and clients. Our quality control standards have always been strictly enforced.

•	Solid distribution network:

We have maintained solid relationships with many large suppliers, buyers and direct users around the world. Our sales are largely based on its enduring business foundation.

We are a holding company formed in the state of Delaware. On October 25, 2007, we merged with a registered shell company, Freedom 3, Inc., or Freedom, a Delaware corporation.

Through our wholly-owned subsidiary, Sound Worldwide Limited, or Sound Worldwide or SWL, a British Virgins Island corporation, and its two subsidiaries, we manufacture and sell denim fabrics and garments from our facilities in Hong Kong and China. SWL’s two subsidiaries are Asian Point, and Best Allied.

Asian Point is based in a 27,500 square foot production plant located in the city of Heyuan, which is in the Guangdong Province of the People’s Republic of China, or PRC or China, and is engaged the production of denim fabric for clients and for Best Allied.

Best Allied is based in a 13,000 square foot production plant located in the Kwun Tong District of Hong Kong and is engaged in the production of garment products. We intend to continue our focus on the vertical integration of our operations.

Through our subsidiaries, Sound Worldwide is able to produce various types of fabric and garment products. Additionally, Sound Worldwide is a garment contractor for a number of well known brands such as GAP, Levis, ECKO, and Giordano. The Company’s products are sold to customers worldwide, with over 50% exported to the U.S. marketplace and the rest throughout Western Europe and other countries. Sound Worldwide has been devoting resources to enhance its fabric and garment production technology, capacity, efficiency, and flexibility. This is intended to help Sound Worldwide to meet the perceived increasing and changing demand of the textile and garment market.

Weaknesses:

•	Non-diversified geographical marketing:

Although have a number of well known clients, sales of our products is limited to the U.S., Western Europe and Japan. We believe we need to diversify our sales to different geographic locations so that fluctuation in sales will be minimized. These fluctuations are generally caused by economic downturns and a change in preferences for garments and textiles.

•	Insufficient production backup:

Our production chain, from raw materials to textiles and garments, requires separated production backups of weaving (sizing factories) and shrinking (shrinkage factories). Currently, we out-source these operations to our affiliates. Future concerns regarding stability in production timing and quality control may not allow us to operate at our full potential.

Opportunities:

•	China entry to WTO

Following China’s entry into the WTO, average tariff rates on imported textiles have dropped from approximately 22%-25 % pre-WTO entry to approximately 14% - 16% in 2005. Eventually, these tariffs will be eliminated sometime in the future. Moreover, the Agreement on Textile and Clothing (ATC) implemented under the WTO in 2005 phased out the historic quota system imposed by other counties on the importing of certain PRC textile products. This is expected to continue to boost textile processing and manufacturing volumes in the PRC.

•	Opportunities of CEPA

The PRC and Hong Kong Closer Economic Partnership Arrangement (CEPA) was concluded in June 2003. Subject to the CEPA’s rules of origin, Hong Kong products have enjoyed duty-free access to the Chinese mainland since January 2004, whereas non-Hong Kong made counterparts have remained subject to tariffs ranging from 5%-18.7%. This has provided a comparative advantage to our products against foreign-made textiles and garments.

Policies

In order to mitigate any damages to the future prospects of the Company, which may result from the industry and product trends and other threats and weaknesses previously outlined, we intend to implement the following policies:

•	Expand the sales and marketing teams in order to develop Eastern European markets. We believe that this should allow product sales to diversify into different geographical areas.

•
Acquiring more advanced equipment to transform our operations from labor-intensive to capital intensive. This should not only allow us to avoid the effects of increased production costs caused by lack of labor, but also enhance the efficiency of production.

•	Vertical integration to provide stability as well as improve our profitability by reducing our margins.

•	We anticipate putting in place currency hedging strategy so that fluctuations in the RMB or U.S. dollar should not have a significant effect on our profitability.

We believe that the above-mentioned control policies, to a large extent, should minimize the volatility of the threats and weaknesses encountered by SWL. However, to the extent consumers replace, rather than supplement, their purchases of garments made from cotton fibers with synthetic fibers, we will be further pressured to decrease our margins in order to be profitable.

Revenue Recognition Policies

We recognize revenue when goods are delivered and the customer takes ownership and assumes risk of loss, collections of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Sales of goods represent the invoiced value of goods, net of sales returns, trade discounts and allowances.

Critical Accounting Policies

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

Sales of goods represent the invoiced value of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No.157 applies to other accounting pronouncements that require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequently in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management does not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on the Group’s consolidated financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 30, 2007. Management does not expect the adoption of SFAS No. 159 will have a material impact on the Group’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Management will continue to evaluate the application of SFAS No. 160 on the Group’s consolidated financial statements, and does not currently expect the adoption of SFAS No. 160 will have a material impact on the Group’s consolidated financial statements.

Basis of Presentation

Prior to its merger with SWL on October 25, 2007, Freedom was a reporting shell company with no operations and nominal operations. The sole founder and stockholder of Freedom funded Freedom’s pre-merger operations from such stockholder’s personal funds. Therefore, the Results of Operations in this MD&A for the fiscal years ended March 31, 2007 and March 31, 2006 and the three and nine months ended December 31, 2007 and 2006 (pro forma) reflect the consolidated business assets and operations of Sound Worldwide. We believe such information is beneficial to potential investors in order to allow them to make an informed investment decision in our common stock.

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

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2008 and 2007

Revenues

Our revenues increased by $2,811,731, or 18.95%, from $14,840,870 in the fiscal year ended March 31, 2007 to $17,652,601 in the fiscal year ended March 31, 2008. The increase was mainly attributable to the growth in sales volume, which resulted from an increase in our customer base and an increase in our product types in the fiscal year ended March 31, 2008 when compared to 2007.

Cost of Revenues

For the fiscal year ended March 31, 2008, our total cost of revenues increased by $2,620,974, or 21.81%, to $14,638,853 from $12,017,879 for the fiscal year ended March 31, 2007. This increase was primarily due to more revenue amount recorded.

Gross Profit

Our gross profit amount increased by $190,757, or 6.76%, from $2,822,991 for the fiscal year ended March 31, 2007 to $3,013,748 for the fiscal year ended March 31, 2008. The increase was due to increases in revenues amount. Gross profit percentage recorded 17.07% and 19.02% for the years ended March 31, 2008 and 2007, respectively. The decreased gross profit percentage was mainly due to the change in sales mix, in which more lower margin products were manufactured and sold for the fiscal year ended March 31, 2008 than for the same period of 2007.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the fiscal year ended March 31, 2008 increased by $95,675 or 6.52%, to $1,564,142 from $1,468,467 for the fiscal year ended 2007. These increases were primarily contributed by the increase in staff related costs, freight and delivery charges, and other selling and general administrative expenses.

Other Income

Our other income, mainly consisting of commission and handling income, for the fiscal years ended March 31, 2008 and 2007 were $151,677 and $282,013, respectively. This decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the fiscal years ended March 31, 2008 and 2007 were $1,601,283 and $1,636,537, respectively. These decreases were primarily due to the decrease in other income and higher operating expenses.

Other non-operating income

Other non-operating income of $50,569 for the year ended March 31, 2007 represented gain on disposal of property and equipment. There was no other non-operating income for the year ended March 31, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, decreased for the fiscal year period ended March 31, 2008 to $140,611, from $142,209 for the same period in 2007. This decrease in depreciation expense was mainly due to the fact that more fixed assets had been fully depreciated for the fiscal year ended March 31, 2008 when compared to that for 2007.

Interest Expense

Interest expense, net, increased for the fiscal year ended March 31, 2008 to $100,859 from $86,120 for the fiscal year ended March 31, 2007. This increase was due to the increase in average bank borrowing balances.

Net Income

We had net income of $1,500,424 for the fiscal year ended March 31, 2008 as compared to net income of $1,579,341 for the fiscal year ended March 31, 2007. The decrease was due to a decrease in income from operations and other non-operating income.

Accounts Receivable

Accounts receivable which typically operates at one to two-month cycle, increased from 674,580 as of March 31, 2007 to 2,464,437 as of March 31, 2008. This increase was primarily due to an increase in revenues.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings, amounts due to related parties and accrued expenses and other liabilities, increased from $1,240,235 as of March 31, 2007 to $2,168,914 as of March 31, 2008. This increase was primarily contributed by the increase in accounts payable and bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, increased from $277,574 as of March 31, 2007 to $607,235 as of March 31, 2008. The increase was mainly due to the increase in inventory level as of March 31, 2008.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, other borrowings, long-term bank loans, increased from $583,983 as of March 31, 2007 to $1,279,745 as of March 31, 2008. This increase was primarily due to an increase in borrowings from banks as a result of the business expansion.

Banking Facilities:

At March 31, 2008, our banking facilities consisting of bank loans and other credit facilities were $3,031,626, of which $1,279,745 has been drawn down and $1,751,882 remains available. Bank loans were $87,336 at March 31, 2008, of which the full amount has been drawn down. Other credit facilities were $2,944,290 at March 31, 2008, of which $1,192,409 has been drawn down and $1,751,882 remains available. Below is a summary of Best Allied and Asian Point’s banking facilities.

Overdraft facility of $192,753 and revolving trading facility of $1,683,372 between Best Allied and Shanghai Commercial Bank Ltd. This agreement was signed on February 7, 2005. The overdraft facility has an interest rate 1% above prime, while the trading facility has an interest rate 0.5% above prime. Both credit facilities are guaranteed by Ms. Lam Siu Kuen. As of March 31, 2008 $617,652 has been drawn down and $1,258,473 remains available.

Revolving trading facility of $565,407 between Asian Point and ICBC Asia. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 0.5%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Mei Ling Szeto. As of March 31, 2008 $560,305 has been drawn down and $5,102 remains available.

Amounts Due to Related Parties

Amounts due to related parties decreased from $68,330 as of March 31, 2007 to $0.00 as of March 31, 2008. The former balance represented the expenses paid by the chief executive officer on behalf of the Company, as well as represented a payable for the management consultancy services rendered by Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The balance of the amounts due to related parties was interest free, had no fixed date of repayment and was successfully paid in full as of March 31, 2008.

 Accrued Expenses and Other Liabilities

Accrued expenses decreased from $310,348 as of March 31, 2007 to $281,934 as of March 31, 2008. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. Legal and professional fees increased from $4,477 as of March 31, 2007 to $88,944 as of March 31, 2008. Accrued and staff related costs decreased from $122,042 as of March 31, 2007 to $94,322 as of March 31, 2008. Other accruals and liabilities decreased from $183,829 as of March 31, 2007 to $98,668 as of March 31, 2008. Other accruals and liabilities consist of payables on general administrative and selling expenses and the increase from fiscal 2007 to 2008 was primarily due to the differences on timing for balance payments.

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

Comparison of Liquidity for the Fiscal Years Ended March 31, 2008 and 2007

Net used in operating activities totaled $517,578 for the year ended March 31, 2008, which was a decrease from the net cash provided by operating activities, which totaled $1,335,719 for the year ended March 31, 2007. This change is primarily attributable to an increase in accounts receivable balance and inventory level, but offset in part by an increase in accounts payable.

Net cash used in investing activities totaled $12,555 for the year ended March 31, 2008, which was a decrease from the net cash provided by investing activities of $1,011,147 for the year ended March 31, 2007. The difference is due to no sale proceeds on disposal of machinery for the year ended March 31, 2008 as compared to 2007.

Net cash provided by financing activities totaled $685,382 for year ended March 31, 2008, as compared to $2,242,005 used in financing activities for the year ended March 31, 2007. The change from net cash used in to net cash provided by financing activities for the year ended March 31, 2007 was due to a net proceeds from bank borrowings of $677,524 for the year ended March 31, 2008 whereas there was a net repayment of bank borrowings of $725,432 for the year ended March 31, 2008. In addition, no dividend was paid for the year ended March 31, 2008 whereas we paid dividend of $1,516,573 for the year ended March 31, 2007.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this Annual Report, the following risks should be considered carefully in evaluating our business and prospects:

Risks Relating to Our Company

We have a limited operating history which may not be an indicator of our future results.

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, our historical financial data is of limited use in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses are incurred before, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition could suffer.

Our success is dependent on the success, strategies and reputation of our customers.

Our business is dependent on our customers’ ability to market their brands through multiple channels and multiple price points. Our customers’ products are targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution. If any of our customers decide to ‘‘reposition’’ its products under its brands, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that customer’s business, adversely affecting our sales and profitability. In addition, as products may be personally associated with designers or celebrities, our sales of those products could be materially and adversely affected if any of those individuals’ image, reputation or popularity were to be negatively impacted.

If we are unable to successfully translate market trends into attractive product offerings, our sales and profitability could suffer.

Our ability to successfully compete depends on a number of factors, including our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines and tiers of distribution. We are required to translate market trends into attractive product offerings and operate within substantial production and delivery constraints. We cannot be sure we will continue to be successful in this regard.

Expansion of our product offerings involves significant costs and uncertainty and could adversely affect our results of operations.

An important part of our strategy is to expand the territories in which we sell our products. We intend to continue to add additional product lines in the future. As is typical with new products and new territories, demand and market acceptance for any new products we introduce will be subject to uncertainty. Producing and marketing new products require substantial expenditures. We cannot be certain that our efforts and expenditures will successfully generate sufficient sales or that sales that are generated will be sufficient to cover our expenditures.

If our customers change their buying patterns, request additional allowances or change or develop their own production facilities, our sales to these customers could be materially adversely affected.

Our customers’ buying patterns, as well as the need to provide additional allowances to vendors, could have a material adverse effect on our business, results of operations and financial condition. Customers’ strategic initiatives, including changing or developing their own production facilities and reducing the number of vendors they purchase from, could also impact our sales to these customers.

We have significant customer concentration, and the loss of one of our subsidiaries’ large customers could adversely affect our business.

Asian Point’s largest customers accounted for 29.16% of its net sales in fiscal 2008 We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations.

If we miscalculate the market for our products, we may end up with significant excess inventories for some products and missed opportunities for others.

We often produce garments to hold in inventory in order to meet our customers’ delivery requirements and to be able to quickly fulfill reorders. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on our results of operations.

We are dependent upon outside suppliers.

All of our products are purchased from independent suppliers. The failure of these suppliers to ship products to us in a timely manner or to meet required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries could cause customers to cancel orders, refuse to accept delivery of products or demand reduced prices, any of which could have a material adverse effect on our business. We do not have long-term written agreements with any of our suppliers. As a result, any of these suppliers may unilaterally terminate its relationship with us at any time.

We are also dependent on these suppliers for compliance with our policies and the policies of our customers regarding labor practices employed by factories that produce product for us. Any failure by these suppliers to comply with required labor standards or any other divergence in their labor or other practices from those generally considered ethical in the United States, and the potential negative publicity relating to any of these events, could harm us and our reputation which could result in a loss of customers.

We are subject to the risks of doing business abroad.

All of our operations are located in China and Hong Kong and are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our factories. Because our products are produced abroad, political or economic instability in the People’s Republic of China, or China or the PRC, or elsewhere could cause substantial disruption in our business. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our customers’ purchase prices for our products could increase. We may not be able to offset an increase in production costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of the materials used in our products could have a material adverse effect on our cost of sales or our ability to meet our customers’ demands. We compete with numerous entities for supplies of materials. The prices for denim and other fabrics used in our products depend largely on the market prices for the raw materials used to produce them, such as raw wool or cotton, which are vulnerable, in part, to natural disasters. We may not be able to pass on all or any portion of higher material prices to our customers.

We depend on inexpensive labor to produce our products. Our failure to retain our employees could decrease our output and harm our business.

The production of textiles is labor-intensive. We depend on inexpensive labor available in the Guangdong province of China. However, there are signs of a labor shortage in the Guangdong province. Due to the development of other provinces in China, there are fewer migrant workers in Guangdong. In order for us to retain our current staff and add additional staff, the Company will have to offer a moderately higher wage. It is important for us to expand our human capital to achieve the goal of increasing competitiveness.

Our failure to comply with environmental and production safety regulations would harm our business operations.

Our production facilities are located in Hong Kong and China and are subject to the environmental and production regulations of those areas. The main pollutants resulting from production in the manufacturing factory of Asian Point are noise and dust particles to the surrounding areas. To tackle this problem, we have taken necessary measures during the setting up of our manufacturing plant to minimize the level of noise, so that it is aligned with the requirements of the applicable environmental laws and regulations. In addition, we carry out regular on-site environmental testing to ensure that our operations comply with regulatory requirements and standards. In regards to our production safety issues, we take strict measures that comply with the production safety regulations of the PRC and Hong Kong. These production audits ensure reasonable working conditions and an adherence to western labor laws. The failure of us to maintain compliance with applicable environmental and safety laws and regulations could cause a temporary shut down of our operations which would delay shipments, divert management’s attention from our business and cause us to incur applicable fees and penalties, all or any of which would harm or operations.

If we lose the services of our key personnel, our business will be harmed.

Our future success depends on our executive officers. Our executive officers have substantial experience and expertise in our business and the loss of the services of any or all of our executives and any negative market or industry perception arising from the loss of their services could have a material adverse effect on us.

We may need additional financing to continue to grow.

The continued growth of our business depends on our access to sufficient funds to support our growth. Our growth is dependent on our ability to extend and increase the line of credit and may be dependent on our ability to refinance the term loan if we do not generate sufficient cash to make the payments due under the term loan. If we are unable to refinance our debt, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. At March 31, 2008, our banking facilities consisting of bank loans and other credit facilities were $3,031,626, of which $1,279,745 has been drawn down and $1,751,882 remains available. Our banking facilities are personally guaranteed by Mr. Roger K.W. Fan, our Chief Executive Officer, President and Chairman, and Ms. Mei Ling Szeto, our Secretary.

We are dependent on sales during the certain of months each year for the substantial majority of our net sales and net income.

Retail sales of our denim products have traditionally been seasonal in nature. As a result, we are dependent on our sales certain months each of year for the substantial majority of our net sales and net income. Asian Point’s net sales for the month of March 2008 accounted for approximately 19.03% in fiscal 2008. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our net sales and net income for the year. In addition, because of the large amount of outerwear we sell, unusually warm weather conditions during the peak fall selling season could have a material adverse effect on our results of operations.

Synthetic fibers have grown in popularity during the last couple of years which could have an adverse affect on the demand for our products.

Synthetic fiber fabrics, particularly polyester and polyester blends, have grown in popularity during the past years. . The growth in demand for polyester is partly due to the technical improvements achieved over the last few years, particularly in respect of moisture absorption.

In addition, innovative new fibers and fabrics have increased demand in many different areas. The successful fabrics which appear to have answered the needs of consumers include the wrinkle-free, water-resistant, more washable, soft-stretch fabrics and environmental friendly. For example, cellulosic fibers, including viscose, lyocell and acetate, have gained greater popularity. Also, microfibers have been getting more and more attention. The major benefits of textile products made of microfibers are its light in weight and superior performance in keeping warm. In the field of furnishings, microfibers are more often used in the area of decorative fabrics and drapery.

If consumers increase their purchase of garments made from synthetic fibers as compared to garments made of cotton fibers, our business could be adversely affected.

Risk Factors Relating to the Apparel Industry

The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins.

The apparel business is highly competitive. We have numerous competitors with respect to the production and sale of apparel, including distributors that import apparel from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. We also compete with vertically integrated apparel manufacturers that also own retail stores. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

If major department, mass merchant and specialty store chains continue to consolidate, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, such as the recent purchase of May Department Store Company by Federated Department Stores, Inc., could negatively impact our business. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms. If purchasing decisions become more centralized, the risks from consolidation would increase. Customers may also concentrate purchases among a narrowing group of vendors. This could adversely affect our business.

The cyclical nature of the apparel industry and uncertainty over future economic prospects and consumer spending could have a materially adverse effect on our results of operations.

The apparel industry is cyclical. Purchases of outerwear, sportswear and other apparel tend to decline during recessionary periods and may decline for a variety of other reasons, including changes in fashion trends and the introduction of new products or pricing changes by our competitors. Uncertainties regarding future economic prospects could affect consumer-spending habits and have an adverse effect on our results of operations. Uncertainty with respect to consumer spending as a result of weak economic conditions has in the past caused our customers to delay the placing of initial orders and to slow the pace of reorders during the seasonal peak of our business. Weak economic conditions have had a material adverse effect on our results of operations at times in the past and could have a material adverse effect on our results of operations in the future as well.

The significant increase in fuel prices could adversely affect our results of operations.

Fuel prices have increased significantly during the past few years. Increased gasoline prices could adversely affect consumer spending, including discretionary spending on apparel. In addition, higher fuel prices could cause our operating expenses to increase, especially with respect to warehousing and freight. Any significant decrease in sales or increase in expenses as a result of higher fuel prices could adversely affect our results of operations.

If new legislation restricting the importation or increasing the cost of textiles and apparel produced abroad is enacted, our business could be adversely affected.

Legislation that would restrict the importation or increase the cost of textiles and apparel produced abroad has been periodically introduced in the U.S. Congress. The enactment of new legislation or international trade regulation, or executive action affecting international textile or trade agreements, could adversely affect our business. International trade agreements that can provide for tariffs and/or quotas can increase the cost and limit the amount of product that can be imported.

The quota system established by the World Trade Organization was eliminated on December 31, 2004. We cannot be certain of the full impact that this elimination will have on international trade in general and the apparel industry in particular. We also cannot be certain of the impact of quota elimination on our business, including increased competition that could result from the importation of an increasing amount of lower priced apparel into the United States. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries, including the United States, may re-impose safeguard quotas on specific products. In May 2005, the United States imposed unilateral quotas on several product categories, limiting growth in imports of these categories to 7.5% a year. The safeguard quotas in several categories have been extended by the United States government and will likely continue through 2008. These limitations apply to a limited number of products imported by us from China. We are unable to assess the potential for additional action by the United States government with respect to these or other product categories in the event that the quantity of imported apparel significantly disrupts the apparel market in the United States. Additional action by the United States in response to a disruption in its apparel markets could limit our ability to import apparel and increase our costs.

Risks Relating to Ownership of Our Common Stock

There is no active market for our common stock. One may never develop or if developed, be sustained and you could lose your investment in our common stock.

Currently, there is no active trading market for our common stock. Following the effectiveness of this registration statement, we intend to request that a broker-dealer/market maker submit an application to make a market for our common stock shares on the OTC Bulletin Board. There can be no assurance, however, that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market that may develop in the future for our common stock will most likely be very volatile, and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this registration statement will our commons tock become eligible to be quoted on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

Our executive officers are in a position to substantially control matters requiring a stockholder vote.

As of the date of this Annual Report, our executive officers beneficially owned an aggregate of approximately 88.34% of our outstanding common stock. As a result, if they vote together, they may have the ability to control the outcome on all matters requiring stockholder approval including, but not limited to, the election of directors and any merger, consolidation or sale of all or substantially all of our assets. They also have the ability to control our management and affairs.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which could adversely affect our ability to comply with our periodic reporting obligations under the Securities Exchange Act of 1934, as amended, or Exchange Act, and the rules of the Nasdaq Global Market.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 7. Financial Statements.

The Company’s audited financial statements for the years ended March 31, 2008 and 2007 and the notes thereto follow the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of October 25, 2007, the Company dismissed Conner & Associates, PC (“Conner”) as its independent accountants. Conner had previously been engaged as the principal accountant to audit Freedom 3’s financial statements. The reason for the dismissal of Conner is that, upon the consummation of the transaction on October 25, 2007, (i) the former stockholders of SWL owned a majority of the outstanding shares of the Company’s common stock and (ii) Freedom 3’s primary business unit became the business previously conducted by SWL. It was more practical that SWL’s independent auditors be engaged, going forward.

The decision to change accountants was approved by the Company’s board of directors on October 25, 2007.

The report of Conner on Freedom 3’s financial statements for the period from June 27, 2006 (inception) to June 30, 2006 contained an adverse opinion or disclaimer of opinion and was qualified or modified as to uncertainty, audit scope or accounting principles. Their report contained a going concern opinion on the financial statements as of June 30, 2006 because Freedom 3 was a “blank check” company with no assets and the sole stockholder of Freedom 3 was not legally obligated to fund the activities of the company.

From June 27, 2006 through October 25, 2007, there were no disagreements between Freedom 3 and Conner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Conner, would have caused it to make reference to the matter in connection with the firm’s reports.

The Company made the contents of this Current Report on Form 8-K available to Conner & requested it to furnish a letter addressed to the SEC as to whether it agrees or disagrees with, or wishes to clarify our expression of our views, or wished to provide any additional information. A copy of Conner’s letter to the SEC is included as Exhibit 16.1 to this Registration Statement.

On October 25, 2007, the Company engaged Dominic K.F. Chan & Co (“Dominic”) as its new, independent registered public accounting firm. The appointment of Dominic was approved by our board of directors. During our two most recent fiscal years and the subsequent interim periods through December 31, 2007, SWL did not consult Dominic regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

Prior to engaging Dominic, the Company had not consulted Dominic regarding the application of accounting principles to any specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A(T). Controls and Procedures

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

As required by Form 10K and in accordance with Exchange Act Rules 13a-15 and 15d-15, we are required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Due to our limited resources, we were not able to perform such an evaluation. Notwithstanding, the Company’s Principal Executive Officer and Principal Financial Officer believe that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with SWL. All of the directors identified below were elected to the Board of Directors of the Company immediately after the consummation of the exchange on October 25, 2007, or the Effective Date, and their terms will run until our annual meeting of stockholders in 2008.

Person and Position:	Age:	SWL Director Since:
Roger Kwok Wing Fan — Chief Executive Officer and Chairman	47	July 1999
Tony Ka Kin Chui — Chief Financial Officer	53	—
Hung Man To — Operation Director and Director	47	February 2007
Mei Ling Szeto —Secretary	45	—

Management and Director Biographies

Roger K. W. Fan
Chief Executive Officer, President and Chairman

Mr. Roger K. W. Fan has been serving as the Chief Executive Officer and Chairman of Sound Worldwide Holdings, Inc. since the Effective Date and as President since May 20, 2008. From the Effective Date to November 14, 2007, Mr. Fan also served as the President of Sound Worldwide Holdings, Inc. Mr. Fan has been serving as the President and Chairman of SWL since its inception in July 1999. Since 1997, he was the Chairman of Asian Point. Mr. Fan has over 20 years of experience in textile industry, starting with his family’s textile manufacturing company, Yin Kee Weaving Factory. Mr. Fan also serves as a Director of Yin Kee Weaving Factory, Ltd.

Tony Ka Kin Chui
Chief Financial Officer

Mr. Chui has been serving as the Chief Financial Officer of Sound Worldwide Holdings, Inc. since the Effective Date and of SWL since its inception in July 1999. From 1984 to 1987, Mr. Chui served as the Accounts Executive of China Dyeing Works Ltd. From 1987 to 1991, Mr. Chui served as the Factory Manager of Tak Po Printing Factory Ltd. From 1991 to 1999, Mr. Chui served as the Sales Manager of Deep Success Industrial Ltd.

Hung Man To
Operation Director and Director

Mr. Hung Man To has been serving as the Operation Director and Director of Sound Worldwide Holdings, Inc. since the Effective Date and of SWL since 2007. From 1987 to 2001, Mr. To served as the Operation Manager of Fordcan Industries Ltd. From 2001 to January, 31, 2007 he served as General Manager of SWL.

Mei Ling Szeto
Secretary

Ms. Szeto has been serving as the Secretary of Sound Worldwide Holdings, Inc. since the Effective Date and of SWL since its inception in July 2009. Miss Szeto has over 20 years of experience in textile industry during her employment with Po Lung Garment Manufacturing Ltd., from 1981 to 1983 as Secretary. From 1983 to 199l served as Secretary of Telly Weaving & Dyeing Factory Ltd., From 1992 to 2000 served as Secretary of Yin Kee Weaving Factory Ltd., and from 2000 to now as Director of Yin Kee Weaving Factory Ltd. From 1997 to now as Director of Asian Point Investment Ltd.

Family Relationships amongst Directors and Officers:

Mei Ling Szeto, the Company’s Secretary, is the spouse of Roger Kwok Wing Fan, the Company’s Chief Executive Officer and Chairman of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.

The Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Ethics and Code of Business Conduct are attached to this annual statement as Exhibits 14.1 and 14.2 respectively.

Item 10. Executive Compensation.

The following table sets forth information regarding the compensation paid to our “named executive officers” as defined in Rule 402(a)(2) under Regulation S-B. Compensation accrued during one year and paid in another is recorded under the year of accrual.

DIRECTOR AND OFFICER COMPENSATION

The table below summarizes the compensation received by our Named Executive Officers in the last two fiscal years. We have also included compensation received by Mr. Fan, our current Chief Executive Officer and Chairman, received by SWL in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Plan Compensation	Non-Equity Incentive Plan Compensation	Non Qualified Compensation Earnings	All Other Compensation		Total
Virginia K. Sourlis	2008	$0	$0	$0	$0	$0	$0	$0	$0		$0
—President and sole Director (1)	2007	$0	$0	$0	$0	$0	$0	$0	$0		$0

Mr. Roger K. W. Fan	2008	$38,470	$0	$0	$0	$0	$0	$0	$0		$38,470
—Chief Executive, President and Officer and Chairman(2)	2007	$37,844	$0	$0	$0	$0	$0	$0	$46,073	(3)	$83,917

(1) Ms. Sourlis served as the President and sole Director of Freedom 3, Inc. from its inception until the consummation of the Share Exchange Agreement with SWL on October 25, 2007.
(2) Mr. Fan has been serving as the Chief Executive Officer and Chairman of SWW since the consummation of the Share Exchange Agreement between Freedom and SWL on October 25, 2007 and as President of our company and SWL since May 20, 2008.
(3) Consists of $46,073 and $0 as of March 31, 2007 and 2008, respectively, represented a payable for the management consultancy services rendered by Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The balance of the amounts due to related parties was interest free and had no fixed date of repayment. There is currently no consulting agreement between the Company and Yin Kee Weaving Factory Limited.

Management Compensation

Except for as stated in the preceding Summary Compensation Table, we have not paid any salary, bonus or other compensation to our officers and directors since our inception. We presently have no compensation arrangements with our officers and directors.

Stock Option Grants

No stock options or stock appreciation rights under any stock incentive plans or otherwise were granted to our executive officers and directors since our inception.

Director Compensation

The Company currently does not pay any cash fees to directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2006, no director expenses were reimbursed.

Employment Agreements

On March 31, 2005, Asian Point entered into a Consultant Agreement with Yin Kee Weaving Factory Limited, or Yin Kee, a company owned and operated by Roger K.W., Fan, our Chief Executive Officer and Chairman. The term of the consulting agreement is from April 1, 2005 to March 31, 2006 during which Yin Kee provided management services, merchandise consultancy services and quality checking and approval services in consideration for $113,135.

On March 31, 2006, Asian Point entered into a Consultant Agreement with Yin Kee Weaving Factory Limited, or Yin Kee, a company owned and operated by Roger K.W., Fan, our Chief Executive Officer and Chairman. The term of the consulting agreement is from April 1, 2006 to March 31, 2007 during which Yin Kee provided management services, merchandise consultancy services and quality checking and approval services in consideration for $45,073.

There is currently no consulting agreement between the Company and Yin Kee Weaving Factory Limited and we are not a party to any employment agreements. We do not have a 401(k) plan nor a retirement, pension, or profit

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board of Directors

Our audit committee presently consists of our directors. Our board does not have compensation, governance, nominating or executive committees or any other committees. Our entire board serves in such capacities until

Indemnity

Section 145 of the Delaware General Corporation Law and our certificate of incorporation and bylaws contain provisions for indemnification of our officers and directors, and under certain circumstances, our employees and other persons. The bylaws require us to indemnify such persons to the fullest extent permitted by Delaware law. Each such person will be indemnified in any proceeding if such person acted in good faith and in a manner that such person reasonably believed to be in, or not opposed to, our best interests. The indemnification would cover expenses, including attorney's fees, judgments, fines and amounts paid in settlement. Our bylaws also provide that we may purchase and maintain insurance on behalf of any of our present or past directors or officers insuring against any liability asserted against such person incurred in their capacity as a director or officer or arising out of such status, whether or not we would have the power to indemnify such person.

We have no other indemnification provisions in our Certificate of Incorporation, Bylaws or otherwise specifically providing for indemnification of directors, officers and controlling persons against liability under the Securities Act.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act 1993”), as amended, may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act 1933 and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 30, 2008, regarding the beneficial ownership of our common stock As of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. Unless otherwise noted, the address for each reporting person below is c/o Sound Worldwide Holdings, Inc., Superluck Industrial Centre, Flat K, 13/F (Phase 2), 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China.

Name and Address of Beneficial Holder	Shares of Common Stock	Percentage of Common Stock (1)
Roger Kwok Wing Fan — Chief Executive Officer and Chairman	11,261,250	80.81%

Tony Ka Kin Chui — Chief Financial Officer	1,750	*

Hung Man To — Operation Director and Director	43,050	*

Mei Ling Szeto —Secretary	0	—

Virginia K. Sourlis (2) —Former Principal Executive Officer and Sole Director	300,000	2.15%

All executive officers and directors as a group (5 persons)	11,606,050	83.28%
* Represents less than 1%.

(1)
Applicable percentage of ownership is based on 13,936,250 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Ms. Sourlis served as the President and sole Director of Freedom 3 from its inception until the consummation of the Exchange Agreement with Sound Worldwide Ltd. on October 25, 2007.

Item 12. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND CORPORATE GOVERNANCE

Described below are transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last three completed fiscal years, and in which any of our directors, nominee directors, executive officers, security holders who beneficially own 5% or more of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. We believe that terms of each transaction below were comparable to those obtainable from unaffiliated third parties.

•
In 2006, SWL paid management consultancy service fees of $113,922 to Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The agreement, which was for management service, merchandising consultancy and quality checking & approval, was made between Yin Kee Weaving Factory Limited and Asian Point. The agreement dated March 31, 2005 covered the periods from April 1, 2006 to March 31, 2007.

•
In 2007, SWL paid management consultancy service fees of $46,073 to Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The agreement, which was for management service, merchandising consultancy and quality checking & approval, was made between Yin Kee Weaving Factory Limited and Asian Point. The agreement dated March 31, 2006 covered the periods from April 1, 2006 to March 31, 2007.

•
At March 31, 2006, $739,848 was due to Mr. Roger K.W. Fan, our Chief Executive Officer. This amount represented expenses paid by Mr. Roger K.W. Fan on SWL behalf. This amount was treated as an interest free loan with no fixed date of repayment between Mr. Roger K.W. Fan, the lender, and SWL, the borrower. At March 31, 2007, the amount due to Mr. Roger K.W. Fan decrease from $739,848 to $22,257. As of September 30, 2007 the loan has been completely repaid, with $0 due to Mr. Roger K.W. Fan.

 Director Independence

None of our directors are deemed to be independent.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)
3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007 (2)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (3)
10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)
10.2	Banking Facilities of Asian Point Investment Limited (3)
10.3	Management Agreement, dated March 31, 2005, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)
10.4	Management Agreement, dated March 31, 2006, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.5	Share Purchase and Exchange Agreement, dated May 27, 2008, among Sound Worldwide Holdings, Inc., Sound Worldwide Limited, Best Allied Industrial Limited and Ms. Ivy S.K. Lam (5)
10.6	Settlement Agreement and Release, dated May 27, 2008, by Sound Worldwide Holdings, Inc. and Ms. Ivy S.K. Lam (5)
14.1	Code of Ethics
14.2	Code of Business Conduct
16.1	Letter from Conner & Associates, PC, dated October 25, 2007 (4)
23.1	Consent of Dominic K. F. Chan & Co., Certified Public Accountants
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10SB (SEC File No.: 000-52116) filed on July 7, 2006 and incorporated by reference herein
(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-146986) filed on October 29, 2007 and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2/Amendment No. 1 (SEC File No.: 333-146986) filed on January 22, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on October 29, 2007 and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on May27, 2008 and incorporated by reference herein.

(b)	Reports on Form 8-K. None

Item 14. Principal Accountant Fees and Services

As previously disclosed on a Current Report on Form 8-K (File No.: 000-52116) we filed with the Securities and Exchange Commission on October 29, 2007, effective as of October 25, 2007, the Company dismissed Conner & Associates, PC (“Conner”) as its independent accountants. Conner had previously been engaged as the principal accountant to audit Freedom 3’s financial statements. The reason for the dismissal of Conner is that, upon the consummation of the transaction on October 25, 2007, (i) the former stockholders of SWW owned a majority of the outstanding shares of the Company’s common stock and (ii) Freedom 3’s primary business unit became the business previously conducted by SWW. It was more practical that SWW’s independent auditors be engaged, going forward.

Neither of Conner’s audit reports on Freedom 3’s financial statements for each of the past two years contained an adverse opinion or disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles.

On October 25, 2007, the Company engaged Dominic K.F. Chan & Co (“Dominic”) as its new, independent registered public accounting firm. The appointment of Dominic was approved by our board of directors. The Company does not have a separately standing audit committee. The Company’s Board of Directors, the Company’s Chief Executive Officer and President, and the Company’s Chief Financial Officer, performs the duties and responsibilities of the audit committee, including the appointment and oversight of the Company’s independent registered public accounting firm.

Change in Fiscal Year

On December 21, 2007, the Board of Directors of the Company, by unanimous written consent, approved to change the Company’s fiscal year end from December 31st to March 31st, effective immediately.

Audit Fees

The aggregate fees billed by Dominic for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $30,000 and $30,000 for fiscal years ended March 31, 2008 and March 31, 2007, respectively.

Audit-Related Fees

No Dominic’s fees were billed for assurance and related services related to the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

Tax Fees

No Dominic’s fees were billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

All Other Fees

No Dominic’s fees were billed for other products and services for the fiscal years ended March 31, 2008 and March 31, 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND WORLDWIDE HOLDINGS, INC.

Date: June 30, 2008	By:	/s/ ROGER KWOK WING FAN
Roger Kwok Wing Fan
President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2008	By:	/s/ ROGER KWOK WING FAN
Roger Kwok Wing Fan
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: June 30, 2008		/s/ TONY KA KIN CHUI
Tony Ka Kin Chui Chief Financial Officer (Principal Financial Officer)

 SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007
AND INDEPENDENT AUDITORS’ REPORT

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31 2008 AND 2007
AND INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOUND WORLDWIDE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of SOUND WORLDWIDE HOLDINGS, INC. and its subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
[June 19, 2008]

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		At March 31,
	Notes	2008		2007
			$	$
ASSETS

Current assets:
Cash and cash equivalents		288,356		138,654
Accounts receivable, net of allowance for doubtful accounts	3	2,464,437		674,580
Prepaid expenses and other receivables		116,480		30,728
Inventories	4	938,661		410,577

Total current assets		3,807,934		1,254,539

Property and equipment, net	5	1,694,374		1,820,982

TOTAL ASSETS		5,502,308		3,075,521

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		607,235		277,574
Bank and other borrowings	6	1,279,745		583,983
Amounts due to related parties	11	-		68,330
Accrued expenses and other liabilities	8	281,934		310,348

Total current liabilities		2,168,914		1,240,235

Long-term debt:
Bank and other borrowings	6	-		14,393

TOTAL LIABILITIES		2,168,914		1,254,628

Commitments and contingencies	10

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 20,000,000 shares; issued and outstanding 20,000,000 shares in 2007 shares in 2008 and 17,500,000 shares in 2007)		2,000		1,750
Additional paid-in capital		627,916		620,308
Retained earnings		2,701,492		1,201,068
Accumulated other comprehensive (loss)/income		1,986		(2,233)

Total stockholders’ equity		3,333,394		1,820,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		5,502,308		3,075,521

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Year ended March 31,
	Note	2008	2007
		$	$

Net sales		17,652,601	14,840,870
Cost of sales		(14,638,853)	(12,017,879)

Gross profit		3,013,748	2,822,991
Selling, general and administrative expenses		(1,564,142)	(1,468,467)
Other income		151,677	282,013

Income from operations		1,601,283	1,636,537
Other non-operating income		-	50,569
Interest expenses		(100,859)	(86,120)

Income before income taxes		1,500,424	1,600,986
Income tax expenses	7	-	(21,645)

Net income		1,500,424	1,579,341

Earnings per share, basic and diluted	9	0.08	0.09

Weighted average number of common shares outstanding, basic and diluted	9	18,599,727	17,500,000

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	(loss)/income	earnings	Total
		$	$	$	$	$

Balance, March 31, 2006	17,500,000	1,750	620,308	6,308	1,138,300	1,766,666
Net income	-	-	-	-	1,579,341	1,579,341
Foreign currency translation adjustments	-	-	-	(8,541)	-	(8,541)
Comprehensive income				(8,541)	1,579,341	1,570,800
Dividend	-	-	-	-	(1,516,573)	(1,516,573)

Balance, March 31, 2007	17,500,000	1,750	620,308	(2,233)	1,201,068	1,820,893
Shares of stock held by Freedom 3’s shareholders	300,000	30	-	-	-	30
Issuance of common stock for consultants upon completion of the share exchange transaction	2,200,000	220	-	-	-	220
Recapitalization in connection with the share exchange transaction	-	-	7,608	-	-	7,608
Net income					1,500,424	1,500,424
Foreign currency translation adjustments	-	-	-	4,219	-	4,219
Comprehensive income	-	-	-	-	1,500,424	1,504,643
Dividend	-	-	-	-	-	-

Balance, March 31, 2008	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended March 31,
	2008	2007
	$	$

Cash flows from operating activities:
Net income	1,500,424	1,579,341
Adjustments to reconcile net income to
Net cash (used in)/provided by operating activities:
Depreciation expense	140,611	142,209
(Gain)/Loss on disposal of property and equipment	5,692	(50,569)
Changes in current assets and liabilities
Accounts receivable	(1,783,404)	428,772
Prepaid expenses and other receivables	(85,450)	36,667
Inventories	(525,320)	394,352
Accounts payable	327,849	(399,553)
Amounts due to related parties	(68,466)	(783,185)
Accrued expenses and other liabilities	(29,514)	(12,315)

Net cash (used in)/provided by operating activities	(517,578)	1,335,719

Cash flows from investing activities:
Purchases of property and equipment	(12,555)	(46,159)
Proceeds from sale of property and equipment	-	1,057,306

Net cash (used in)/provided by investing activities	(12,555)	1,011,147

Cash flow from financing activities:
Issurance of new shares	7,858	-
Proceeds from bank borrowings	5,455,840	7,803,696
Repayment of new bank borrowings	(4,778,316)	(8,529,128)
Dividend paid	-	(1,516,573)

Net cash provided by/(used in) financing activities	685,382	(2,242,005)

Effect of exchange rate changes on cash and cash equivalents	(5,547)	2,538

Net increase in cash and cash equivalents	149,702	107,399
Cash and cash equivalents at beginning of the year	138,654	31,255

Cash and cash equivalents at end of the year	288,356	138,654

Supplementary disclosures of cash flow information:
Interest paid	100,859	86,120

Income taxes paid	15,380	-

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (together, the “Group”) are principally engaged in manufacturing and trading of denim fabrics and garments. The Group owns production plants in Hong Kong and the People’s Republic of China and its customers are mainly in the United States, Europe and Japan.

On October 25, 2007, Freedom 3, Inc. a Delaware corporation (“Freedom 3”), sold one share of its common stock to Sound Worldwide Limited (“Sound Worldwide” or “SWL”) for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom 3. After the sale and redemption by Freedom 3, Sound Worldwide and Freedom 3 entered into a Share Exchange Agreement, dated October 25, 2007, or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock and preferred stock was converted into 350 shares of Freedom 3’s common stock and preferred stock, respectively, and all of the issued and outstanding shares of Sound Worldwide’s common and preferred stock were retired and cancelled, resulting in Freedom 3 owning 100% of Sound Worldwide (the “Exchange”). This resulted in the stockholders of Sound Worldwide to become stockholders of Freedom 3. The previous stockholder of Freedom was then issued 300,000 shares of Freedom 3 as agreed previously. The one share of Freedom’s common stock held by Sound Worldwide was then cancelled and Sound Worldwide sold one share of its common stock to Freedom 3, which resulted in Freedom 3 owning 100% of Sound Worldwide. Freedom 3 then changed its name to Sound Worldwide Holdings, Inc.

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

As of March 31, 2008, the subsidiaries of the Company include the following:

	Place and date	Attributable equity	Principal
Name of company	of incorporation	interest held	activities

Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July, 28th, 1999

Best Allied Industrial	Hong Kong	100%	Manufacturing
Limited (“Best Allied”)	April 18th, 1997		and trading of garments

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26th, 1997		trading of denim fabrics
(“Asian Point”)

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of Sound Worldwide Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

The Company also evaluates consolidation of entities under Financial Accounting Standards Board (FASB) Interpretation No.46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires management to evaluate whether an entity or interest is a variable interest entity and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. The Company does not have any variable interest entities requiring consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, deferred income taxes and the estimation on useful lives of plant and equipment. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with original maturities of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value.

Trade accounts receivable

Accounts receivable are stated at original amount less allowance made for doubtful receivables, if any, based on a review of all outstanding amounts at the year end. An allowance is also made when there is objective evidence that the Group will not be able to collect all amounts due according to original terms of receivables. Bad debts are written off when identified. The Group extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful receivables to be fully collectible. The Group does not accrue interest on trade accounts receivable.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Inventory

Inventories, which primarily consist of yarns, denim fabrics, garments and other textile materials and products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Write down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property and equipment is calculated on a straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:-

Office unit	5 years
Machinery Furniture and office equipment Motor vehicles	5-10 years 5 years 5 years

Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

No impairment of long-lived assets was recognized for the year presented.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Revenue recognition

The Company recognized revenue when the following fundamental criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. The Company does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses the collectibility of the accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $27,865 and $987 for the years ended March 31, 2008 and 2007, respectively.

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $102,823 and $183,879 for the years ended March 31, 2008 and 2007, respectively.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Income Taxes (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the Group’s results of operations or financial condition for the year March 31, 2008.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive income represented foreign currency translation adjustment.

Foreign currency translation

The functional currency of the Group is Hong Kong dollars (“HK$”). The Group maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

In translating the financial statements of the Company from its functional currency into its reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Any translation adjustments resulting are not included in determining net income but are included in cumulative other comprehensive income (loss), a component of stockholders’ equity.

	2008	2007
Year end HK$ : US$ exchange rate	7.7820	7.8137
Average yearly HK$ : US$ exchange rate	7.7982	7.7807

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued))

Earnings per share

Basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The weighted average number of common shares outstanding is adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

Recently Issued Accounting Pronouncements

FASB Statement No. 157 (“SFAS No. 157”)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No.157 applies to other accounting pronouncements that require fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Subsequently in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management does not expect the adoption of SFAS No. 157, FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on the Group’s consolidated financial statements.

FASB Statement No. 159 (“SFAS No. 159”)
In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits companies to measure certain financial instruments and certain other items at fair value. It requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 30, 2007. Management does not expect the adoption of SFAS No. 159 will have a material impact on the Group’s consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently Issued Accounting Pronouncements (continued)

FASB Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Management will continue to evaluate the application of SFAS No. 160 on the Group’s consolidated financial statements, and does not currently expect the adoption of SFAS No. 160 will have a material impact on the Group’s consolidated financial statements.

3.	Accounts receivable, net

Accounts receivable consist of the following:
	At March 31,
	2008	2007
	$	$

Accounts receivable	2,464,437	772,696
Less: allowance for doubtful accounts	-	(98,116)
	2,464,437	674,580

An analysis of the allowance for doubtful accounts is follows:
	At March 31,
	2008	2007
	$	$

Balance at beginning of year	-	98,116
Charges to consolidated statement of income	-	-
Balance at end of year	-	98,116

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Inventories

Inventories by major categories are summarized as follows:

	At March 31,
	2008	2007
	$	$

Raw materials	102,439	334,493
Work-in-progress	456,216	11,647
Finished goods	380,006	64,437

	938,661	410,577

No inventories were written off in 2008 and 2007.

5.	Property and equipment, net

Property and equipment consists of the following:

	At March 31,
	2008	2007
	$	$

Office unit	-	26,916
Machinery	2,272,563	2,263,343
Furniture and office equipment	89,299	104,996
Leasehold improvement	27,025	-
Motor vehicles	89,259	88,897
Total	2,478,146	2,484,152
Less: accumulated depreciation	(783,772)	(663,170)
Property and equipment, net	1,694,374	1,820,982

Depreciation expenses for the years ended March 31, 2008 and 2007 were $140,611 and $142,209, of which $113,393 and $113,647 was included in cost of sales, and $27,218 and $28,562 was included in selling, general and administrative expenses in 2008 and 2007, respectively.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Bank and other borrowings

	At March 31,
	2008	2007
	$	$
Secured:
Repayable within one year
Bank overdraft	163,585	91,270
Short-term loans	1,101,708	478,785
Other borrowings	14,452	13,928
	1,279,745	583,983
Long-term bank loans	-	14,393
	1,279,745	598,376

As of March 31, 2008, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Bank loans	87,336	87,336	-
Other credit facilities	2,944,290	1,192,409	1,751,882
	3,031,626	1,279,745	1,751,882

As of March 31, 2008, the above banking borrowings were secured by the following:

(a) charge over properties owned by the directors of the Company; and

(b) personal guarantee executed by the directors of the Company.

Bank loans were charged at rate 0.5% per annum below the bank’s Prime to 1% per annum above the Prime.

The interest rates of other credit facilities were at the bank’s Hong Kong Dollar Best Lending Rate or prevailing funding cost, whichever was higher, plus 0.5% to 2% per annum.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

The Company and its subsidiary that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions. The Company’s subsidiary in Hong Kong is subject to income or profit tax at 17.5% in 2008 and 2007.

The provision for income taxes consists of the following:

	Year ended March 31,
	2008	2007
	$	$

Current tax
Hong Kong	-	21,645

Deferred tax	-	-
	-	21,645

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At March 31,
	2008	2007
	$	$

Income before income tax	1,500,424	1,295,087

Hong Kong statutory tax rate	17.5%	17.5%
Computed “expected” tax expenses	262,574	226,640
Effect of tax exemptions granted	(262,574)	(204,995)
Income taxes	-	21,645

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	At March 31,
	2008	2007
	$	$

Legal and professional fees	88,944	4,477
Accrued staff related costs	94,322	122,042
Other accruals and liabilities	98,668	183,829
	281,934	310,348

9.	Earnings per share

Basic earnings per share of common stock was calculated by dividing the net income of $1,500,424 (2007: $1,579,341) by the weighted average number of 18,599,727 (2007: 17,500,000) common shares.

There is no dilution effect to the basic earnings per share of common stock for the years presented.

10.	Commitments and contingencies

The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of 3 to 24 months. Rental expense was $124,803 and $141,524 for the years ended March 31, 2008 and 2007, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2008 were as follows:

$
Year ending March 31,
2009	77,744
2010	84,683

Total	162,427

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at March 31, 2008.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Related party balances and transactions

Related party balances

Amounts due to related parties are as follows:

	At March 31,
	2008	2007
	$	$

Yin Kee Weaving Factory (“Yin Kee”)	-	46,073
Mr. Roger Fan	-	22,257
	-	68,330

The amount due to Yin Kee represented payable for the management consultancy services rendered to the Company.

The amount due to Mr. Fan represented expenses paid by Mr. Fan on the Company’s behalf.

The amounts due to related parties are interest free and has no fixed date of repayment.

Related party transactions

The Company paid management consultancy services fees of $Nil and $46,268 in 2008 and 2007, respectively, to Yin Kee.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Concentration of credit

A substantial percentage of the Company's sales are made to the following customers. Details of the customers accounting for 10% or more of total net revenue in any of the years ended March 31, 2008 and 2007 are as follows:

	2008	2007
Company A	29%	11%
Company B	23%	25%
Company C	*	12%
Company D	*	11%
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at March 31, 2008 and 2007 are as follows:

	Percentage of accounts receivable
	2008	2007

Company A	77%	-
Company B	11%	-
Company C	-	17%
Company D	-	13%
Company E	-	11%
Largest receivable balances	88%	41%

13.	Employee benefit plans

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes 5% of relevant payroll costs to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended March 31, 2008 and 2007 were $42,579 and $29,328, respectively.

14.	Fair value of financial instruments

The fair values of cash and cash equivalents, trade accounts receivable, amount due from a related party, short-term loans, trade accounts payable, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Interest rate risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2008 and 2007 and believes its exposure to interest rate risk is not material.

16.	Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

17.	Subsequent event

On May 27, 2008, the Company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2008, Ms. Lam purchased from the Company and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008.

In connection with the Exchange, the Company and Ms. Lam entered into a Settlement Agreement and Release, dated May 30, 2008, pursuant to which each party released the other from any and all liabilities.

EXHIBIT INDEX

14.1	Code of Ethics
14.2	Code of Business Conduct
23.1	Consent of Dominic K.F. Chan & Co., independent registered public accounting firm.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.