Form 10-Q
period 2008-06-30
Sound Worldwide Holdings, Inc.
filed 2008-08-14
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

Commission file number: 000-52116

Sound Worldwide Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153419
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

Flat K, 13/F (Phase 2)
Superluck Industrial Centre
57 Sha Tsui Road,
Tsuen Wan, N.T.
Hong Kong, China
N/A
(Address of Principal Executive Offices)	(Zip Code)

(852) 2414-1831
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
There are 13,936,250 Shares of common stock, par value $0.0001 per share, issued and outstanding as of August 14, 2008.

Transitional Small Business Disclosure Format (check one):                                  ☐ Yes  ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		As of
		June 30,	March 31,
		2008	2008
	Notes	(Unaudited)	(Audited)
		$	$
ASSETS
Current assets:
Cash and cash equivalents		73,734	288,356
Accounts receivable, net of allowance	4
for doubtful accounts		1,779,704	2,464,437
Prepaid expenses and other receivables		39,026	116,480
Inventories	5	133,992	938,661

Total current assets		2,026,456	3,807,934

Property and equipment, net	6	1,892,942	1,694,374

TOTAL ASSETS		3,919,398	5,502,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities:
Accounts payable		140,905	607,235
Bank and other borrowings		562,888	1,279,745
Accrued expenses and other liabilities		175,732	281,934

Total current liabilities		879,525	2,168,914

TOTAL LIABILITIES		879,525	2,168,914

Commitments and contingencies
Stockholder’s equity:
Common stock (US$0.0001 par value - authorized 20,000,000 shares; issued and outstanding 13,936,250 shares in June 30, 2008 and 20,000,000 shares in March 31, 2008)		1,394	2,000
Additional paid-in capital		628,522	627,916
Retained earnings		2,416,950	2,701,492
Accumulated other comprehensive (loss)/income		(6,993)	1,986

Total stockholders’ equity		3,039,873	3,333,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,919,398	5,502,308

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Net sales	1,948,644	2,563,761
Cost of sales	(1,840,909)	(2,077,801)

Gross profit	107,735	485,960
Selling, general and administrative expenses	(107,487)	(329,211)
Other income	42	45,663

Income from operations	290	202,412
Loss on disposal of a subsidiary	(276,041)	-
Interest expenses	(8,791)	(18,582)

(Loss) / income before income taxes	(284,542)	183,830
Income tax expenses	-	(15,624)

Net (loss) / income	(284,542)	168,206

(Loss) / earnings per share, basic and diluted	(2.04) cents	0.96 cents

Weighted average number of common shares outstanding, basic and diluted	13,936,250	17,500,000

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	(loss)/income	earnings	Total
		$	$	$	$	$
Balance, April 1, 2008 (Audited)	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	-	-	-
Net loss	-	-	-	-	(284,542)	(284,542)
Foreign currency translation adjustments	-	-	-	(8,979)	-	(8,979)
Comprehensive income	-	-	-	(8,979)	(284,542)	(293,521)
Balance, June 30, 2008 (Unaudited)	13,936,250	1,394	628,522	(6,993)	2,416,950	3,039,873

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities:
Net (loss) / income	(284,542)	168,206
Adjustments to reconcile net income to
Net cash provided by / (used in) operating activities:
Depreciation expense	32,626	6,461
Changes in current assets and liabilities
Accounts receivable	677,287	(1,085,802)
Prepaid expenses and other receivables	61,967	(5,541)
Inventories	802,417	(1,048,006)
Accounts payable	(464,822)	1,216,070
Amounts due to related parties	-	(47,298)
Income tax payable	15,377	15,584
Accrued expenses and other liabilities	(105,573)	(262,489)

Net cash provided by / (used in) operating activities	734,737	(1,042,815)

Cash flows from investing activities:
Purchases of property and equipment	(236,812)	(3,318)

Net cash used in investing activities	(236,812)	(3,318)

Cash flow from financing activities:
New bank borrowings	589,059	1,442,110
Repayment of new bank borrowings	(1,302,488)	(452,378)

Net cash (used in) / provided by financing activities	(713,429)	989,733

Effect of exchange rate changes on cash and cash equivalents	882	464

Net decrease in cash and cash equivalents	(214,622)	(55,936)
Cash and cash equivalents at beginning of the period	288,356	138,654

Cash and cash equivalents at end of the period	73,734	82,718

Supplementary disclosures of cash flow information:
Interest paid	8,791	18,582

Income taxes paid	-	-

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

1.	Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended March 31, 2008, included in the Annual Report on Form 10-KSB filed with Securities and Exchange Commission on June 30, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Organization and nature of operations

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

2.	Organization and nature of operations (Continued)

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

Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

As of June 30, 2008, the subsidiaries of the Company include the following:

	Place and date	Attributable equity	Principal
Name of company	of incorporation	interest held	activities
Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July 28, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26, 1997		trading of denim fabrics
(“Asian Point”)

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

3.	Summary of principal accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period.

Consolidation

The consolidated financial statements include the accounts of Sound Worldwide Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the period are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

Revenue recognition

The Company recognized revenue when the following fundamental criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. The Company does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses the collectability of the accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $1,490 and $393 for the three months ended June 30, 2008 and 2007, respectively.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

3.	Summary of principal accounting policies (Continued)

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

3.	Summary of principal accounting policies (Continued)

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material impact on our results of operations and financial position.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

4.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Accounts receivable	1,779,704	2,464,437
Less: allowance for doubtful accounts	-	-
	1,779,704	2,464,437

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

5.	Inventories

Inventories by major categories are summarized as follows:

	As of
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Raw materials	84,325	102,439
Work-in-progress	-	456,216
Finished goods	49,667	380,006
	133,992	938,661

No inventories were written off for the three months ended June 30, 2008 and for the year ended March 31, 2008.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

6.	Property and equipment, net

Property and equipment consists of the following:

	As of
	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
	$	$
Machinery	1,924,948	2,272,563
Furniture and office equipment	589	89,299
Leasehold improvement	-	27,025
Motor vehicles	-	89,259
Total	1,925,537	2,478,146
Less: accumulated depreciation	(32,595)	(783,772)
Property and equipment, net	1,892,942	1,694,374

Depreciation expenses for the three months ended June 30, 2008 and 2007 were $32,626 and $6,461, of which $32,626 and Nil was included in cost of sales, and Nil and $6,461 was included in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007, respectively.

7.	Financing Arrangements

Banking Facilities

At June 30, 2008, the banking facilities consisting of bank loans and other credit facilities were $563,597, of which $562,888 has been drawn down and $709 remains available. Below is a summary of Asian Point’s banking facilities:

Revolving trading facility of $562,888 between Asian Point and Industrial and Commercial Bank of China (Asia) Limited. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 2%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of June 30, 2008 $562,888 has been drawn down and $709 remains available.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

8.	(Loss)/Earnings Per Share

Basic (loss)/earnings per share of common stock was calculated by dividing the net (loss)/income by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic (loss)/earnings per share of common stock for the periods presented.

9.	Comprehensive (Loss)/Income

Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss)/income but are excluded from net (loss)/income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive (loss)/income represented foreign currency translation adjustment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Organizational History and Operations

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

Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

As of June 30, 2008, the subsidiaries of the Company include the following:

	Place and date	Attributable equity	Principal
Name of company	of incorporation	interest held	activities
Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July 28, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26, 1997		trading of denim fabrics
(“Asian Point”)

Recent Events

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

Results of Operations

Assets

At June 30, 2008, our total assets were $3,919,398, compared to $5,502,308 at March 31, 2008. This decrease was primarily due to the disposal of the subsidiary Best Allied, on April 1, 2008.

Cash and Cash Equivalents

At June 30, 2008, we had $73,734 in cash and cash equivalents, compared to $288,356 at March 31, 2008. This decrease was primarily due to repayment of bank borrowings during the quarter ended June 30, 2008, offset in part by the net cash provided by operating activities.

Accounts Receivable

Our accounts receivable typically operate at a one to two-month cycle. At June 30, 2008, our accounts receivable, net of allowance of doubtful accounts, was $1,779,704 compared to $2,464,437 at March 31, 2008. This decrease was primarily due to the decrease in sales volume as a result of the disposal of Best Allied. We have a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

Prepaid Expenses and Other Receivables

At June 30, 2008, we had $39,026 in prepaid expenses and other receivables, compared to $116,480 at March 31, 2008. Prepaid expenses consist of rental and utility deposits and other receivables. The decrease was due to the decrease in rental and utility deposits as a result the disposal of Best Allied on April 1, 2008.

Inventories

At June 30, 2008, we had $133,992 in inventories, compared to $938,661 at March 31, 2008. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. The decrease was due to a decrease in all three categories. Our raw materials decreased from $102,429 at March 31, 2008 to $84,325 at June 30, 2008 primarily due to the decrease in purchases during the quarter ended June 30, 2008, as compared to the last quarter ended March 31, 2008. Our Work-in-Progress inventory significantly decreased from $456,216 at March 31, 2008 to $0 at June 30, 2008 primarily due to the implementation of more efficient production schedules, which led to a shorter manufacturing lead time. Our Finished Goods decreased from $380,006 to $49,667 primarily due to more goods delivered to the customers near quarter ended June 30, 2008, as compared to the last quarter ended March 31, 2008. No inventories were written off for the three months ended June 30, 2008 and for the year ended March 31, 2008.

Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings, amounts due to related parties and accrued expenses and other liabilities, decreased from $2,168,914 at March 31, 2008 to $879,525 at June 30, 2008. This decrease was primarily due to a decrease in Accounts Payable, Bank and Other Borrowings and Accrued Expenses and Other Liabilities.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, decreased from $607,235 at March 31, 2008 to $140,905 primarily due to the decrease in purchases for the quarter ended June 30, 2008, as compared to the last quarter ended March 31, 2008.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, other borrowings, and long-term bank loans, decreased from $1,279,745 at March 31, 2008 to $562,888 at June 30, 2008. This decrease was primarily due to the repayment of bank borrowings of $1,302,488 for the quarter ended June 30, 2008. The decrease was offset in part by new bank borrowings of $589,059.

Accrued Expenses and Other Liabilities

Accrued expenses decreased from $281,934 at March 31, 2008 to $175,732 at June 30, 2008. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. This decrease was primarily due to the decrease in operating expenses as a result of decrease in sales volume.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Our revenues decreased by $615,117, or 23.99%, from $2,563,761 in the quarter ended June 30, 2007 to $1,984,644 in the quarter ended June 30, 2008. The decrease was mainly attributable to the decrease in sales volume as a result of the disposal of a subsidiary, Best Allied on April 1, 2008.

Cost of Revenues

For the quarter ended June 30, 2008, our total cost of revenues decreased by $236,892, or 11.40%, to $1,840,909 from $2,077,801 for the quarter ended June 30, 2007. This decrease was primarily due to the decrease in net revenues as a result of the disposal of a subsidiary, Best Allied on April 1, 2008.

Gross Profit

Our gross profit amount decreased by $378,225, or 77.83%, from $485,960 for the quarter ended June 30, 2007, to $107,735 for the quarter ended June 30, 2008. The decrease was primarily due to the decrease in net revenues as a result of the disposal of a subsidiary, Best Allied on April 1, 2008.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the quarter ended June 30, 2008 decreased by $221,724 or 67.35%, to $107,487 from $329,211 for the quarter ended June 30, 2007. The decrease was primarily due to the decrease in sales volume as a result of the disposal of the subsidiary Best Allied, on April 1, 2008.

Other Income

Our other income, mainly consisting of commission and handling income, for the quarter ended June 30, 2008 and 2007 were $42 and $45,663, respectively. The decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the quarter ended June 30, 2008 and 2007 were $290 and $202,412, respectively. The decrease was primarily due to the decrease in net revenue.

Loss on Disposal of a Subsidiary

Our loss on disposal of a subsidiary for the quarter ended June 30, 2008 and 2007 were $276,041 and nil respectively. The 2008 loss was in relation to the disposal of the subsidiary Best Allied, on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the quarter ended June 30, 2008 to $32,626, from $6,461 for the same period in 2007. This increase in depreciation expense was mainly due to the increase in purchases of property and equipment for the quarter ended June 30, 2008 as compared to the same period of 2007.

Interest Expense

Interest expense, net, decreased for the quarter ended June 30, 2008 to $8,791 from $18,582 for the quarter ended June 30, 2007. The decrease was primarily due to the decrease in average bank borrowings.

Net (Loss)/Income

We had net loss of $284,542 for the quarter ended June 30, 2008 as compared to net income of $168,206 for the quarter ended June 30, 2007. The decrease was primarily due to the decrease in income from operations.

(Loss)/Earnings Per Share

We reported basic and diluted per share loss of 2.04 cents for the quarter ended June 30, 2008 based on 13,936,250 outstanding weighted average shares, compared to basic and diluted per share earnings of 0.96 cents for the same period of 2007, based on 17,500,000 outstanding weighted average shares.

Banking Facilities:

At June 30, 2008, our banking facilities consisting of bank loans and other credit facilities were $563,597, of which $562,888 has been drawn down and $709 remains available.

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

At June 30, 2008, we had $73,734 cash and cash equivalents on hand, compared to $288,356 at March 31, 2008. Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures. To date, we have financed our business operations through our banking facility and loans from officers and directors. We believe we will have adequate liquidity through the next twelve months to operate our business and to meet our cash requirements.

Comparison of Liquidity for the Three Months Ended June 30, 2008 and 2007

Net cash provided by operating activities totaled $734,737 for the quarter ended June 30, 2008, which was an increase from the net cash used in operating activities, which totaled $1,042,815 for the quarter ended June 30, 2007. This change is primarily attributable to a decrease in accounts receivable of $677,287 and a decrease in inventory of, $802,417. The net cash provided by operating activities was offset in part by a decrease in accounts payable of $464,822.

Net cash used in investing activities totaled $236,812 for the quarter ended June 30, 2008, which was an increase from the net cash used in investing activities of $3,318 for the quarter ended June 30, 2007. The net cash used in investing activities was due to an increase in purchases of property and equipment.

Net cash used in financing activities totaled $713,429 for the quarter ended June 30, 2008, as compared to $989,733 provided by financing activities for the quarter ended June 30, 2007. The change from net cash provided by to net cash used in financing activities was mainly due to repayment of bank borrowings of $1,302,488 for the quarter ended June 30, 2008.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies & Estimates

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and reported amount of revenues and expenses during the reporting period.

Consolidation

The consolidated financial statements include the accounts of Sound Worldwide Holdings, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the period are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

Revenue recognition

The Company recognized revenue when the following fundamental criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. The Company does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses the collectability of the accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $1,490 and $393 for the three months ended June 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements. That address Fair Value Measurement for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 amends the scope of SFAS No. 157 and other accounting standards that address fair value measurements for purpose of lease classification or measurement under Statement 13. The FSP is effective on initial adoption of Statement 157, FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, exception those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with generally accepted accounting principles (“GAAP”). With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material impact on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008, on May 27, 2008, the Company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2008, Ms. Lam purchased from the Company and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008. Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1 *	Share Purchase and Exchange Agreement, dated May 27, 2008, among Sound Worldwide Holdings, Inc., Sound Worldwide Limited, Best Allied Industrial Limited and Ms. Ivy S.K. Lam

10.2 *	Settlement Agreement and Release, dated May 27, 2008, by Sound Worldwide Holdings, Inc. and Ms. Ivy S.K. Lam

31.1	Certification by Roger Kwok Wing Fan, the Principal Executive Officer of Sound Worldwide Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Tony Ka Kin Chui, the Principal Financial Officer of Sound Worldwide Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Roger Kwok Wing Fan, the Principal Executive Officer of Sound Worldwide Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by Tony Ka Kin Chui, the Principal Financial Officer of Sound Worldwide Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND WORLDWIDE HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ TONY KA KIN CHUI
Tony Ka Kin Chui Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Roger Kwok Wing Fan, the Principal Executive Officer of Sound Worldwide Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Tony Ka Kin Chui, the Principal Financial Officer of Sound Worldwide Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Roger Kwok Wing Fan, the Principal Executive Officer of Sound Worldwide Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by Tony Ka Kin Chui, the Principal Financial Officer of Sound Worldwide Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002