Form 10-Q
period 2008-09-30
Sound Worldwide Holdings, Inc.
filed 2008-11-14
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-52116

Sound Worldwide Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153419
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Flat K, 13/F (Phase 2) Superluck Industrial Centre 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

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

There are 14,236,250 Shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2008.

Transitional Small Business Disclosure Format (check one): ☐ Yes    ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		September 30, 2008	March 31, 2008
	Notes	(Unaudited)	(Audited)
		$	$
ASSETS

Current assets:
Cash and cash equivalents		154,114	288,356
Accounts receivable, net of allowance
for doubtful accounts	4	1,601,707	2,464,437
Prepaid expenses and other receivables		420	116,480
Inventories	5	33,047	938,661

Total current assets		1,789,288	3,807,934

Property and equipment, net	6	2,010,778	1,694,374

TOTAL ASSETS		3,800,066	5,502,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		51,682	607,235
Bank and other borrowings		426,002	1,279,745
Accrued expenses and other liabilities		112,046	281,934

Total current liabilities		589,730	2,168,914

TOTAL LIABILITIES		589,730	2,168,914

Commitments and contingencies

Stockholder’s equity:
Common stock (US$0.0001 par value
- authorized 20,000,000 shares;
issued and outstanding 14,236,250
shares in September 30, 2008 and
20,000,000 shares in March 31, 2008)		1,424	2,000
Additional paid-in capital		628,522	627,916
Retained earnings		2,579,961	2,701,492
Accumulated other comprehensive income		429	1,986

Total stockholders’ equity		3,210,336	3,333,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,800,066	5,502,308

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Net sales	2,121,906	3,850,270	4,070,550	6,414,031
Cost of sales	(1,834,072)	(3,416,583)	(3,674,981)	(5,494,384)

Gross profit	287,834	433,687	395,569	919,647
Selling, general and administrative expenses	(119,788)	(403,123)	(227,275)	(732,334)
Other income	6	28,594	48	74,257

Income from operations	168,052	59,158	168,342	261,570
Loss on disposal of a subsidiary	—	—	(276,041)	—
Interest expenses	(3,248)	(32,529)	(12,039)	(51,111)

Income / (loss) before taxes	164,804	26,629	(119,738)	210,459
Income taxes expenses	(1,793)	—	(1,793)	(15,624)

Net income / (loss)	163,011	26,629	(121,531)	194,835

Earnings / (loss) per common share, basic and diluted	1.17 cents	0.13 cents	(0.87) cents	0.97 cents

Weighted average number of common shares outstanding, basic and diluted	13,975,380	20,000,000	13,955,922	20,000,000

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common stock		Additional paid-in	Accumulated other Comprehensive/ income/	Retained
	Shares	Amount	capital	(loss)	earnings	Total
	$	$	$	$	$	$
Balance, April 1, 2008 (Audited)	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	—	—	—
Issuance of shares	300,000	30	—	—	—	30
Net loss	—	—	—	—	(121,531)	(121,531)
Foreign currency translation adjustments	—	—	—	(1,557)	—	(1,557)
Comprehensive loss	—	—	—	(1,557)	(121,531)	(123,088)
Balance, September 30, 2008 (Unaudited)	14,236,250	1,424	628,522	429	2,579,961	3,210,336

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$
Cash flows from operating activities:
Net (loss) / income	(121,531)	194,835
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	71,635	6,522
Changes in current assets and liabilities
Accounts receivable	859,356	(1,224,561)
Prepaid expenses and other receivables	100,643	(56,168)
Inventories	903,363	(199,883)
Accounts payable	(554,260)	313,266
Amounts due to related parties	—	(68,330)
Income tax payable	15,378	15,683
Accrued expenses and other liabilities	(169,386)	145,864

Net cash provided by / (used in) operating activities	1,105,198	(872,772)

Cash flows from investing activities:
Purchases of property and equipment	(389,134)	(7,298)

Net cash used in investing activities	(389,134)	(7,298)

Cash flow from financing activities:
New bank borrowings	673,716	2,688,359
Repayment of bank borrowings	(1,525,160)	(1,904,748)

Net cash (used in) / provided by financing activities	(851,444)	783,611

Effect of exchange rate changes on cash
and cash equivalents	1,138	2,225

Net decrease in cash and cash equivalents	(134,242)	(94,234)
Cash and cash equivalents at beginning of the period	288,356	138,654

Cash and cash equivalents at end of the period	154,114	44,420

Supplementary disclosures of cash flow information:
Interest paid	12,039	51,111

Income taxes paid	1,793	15,624

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

1.	Basic of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended March 31, 2008, included in the Annual Report on Form 10-KSB filed with Securities and Exchange Commission on September 30, 2008. The Company follows the same accounting policies in the preparation of interim reports.

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

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

As of September 30, 2008, the subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July 28, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26, 1997		trading of denim fabrics
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

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $2,571 and $393 for the six months ended September 30, 2008 and 2007, respectively.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

4.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
	$	$
Accounts receivable	1,601,707	2,464,437
Less: allowance for doubtful accounts	—	—
	1,601,707	2,464,437

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

5.	Inventories

Inventories by major categories are summarized as follows:

	As of
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
	$	$
Raw materials	16,827	102,439
Work-in-progress	—	456,216
Finished goods	16,220	380,006

	33,047	938,661

No inventories were written off for the six months ended September 30, 2008 and for the year ended March 31, 2008.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

6.	Property and equipment, net

Property and equipment consists of the following:

	As of
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
	$	$
Machinery	2,081,919	2,272,563
Furniture and office equipment	591	89,299
Leasehold improvement	—	27,025
Motor vehicles	45,947	89,259
Total	2,128,457	2,478,146
Less: accumulated depreciation	(117,679)	(783,772)
Property and equipment, net	2,010,778	1,694,374

Depreciation expenses for the six months ended September 30, 2008 and 2007 were $71,635 and $50,979, of which $71,635 and $Nil was included in cost of sales, and $Nil and $50,979 was included in selling, general and administrative expenses for the six months ended September 30, 2008 and 2007, respectively.

7.	Financing arrangements

Banking facilities

At September 30, 2008, the banking facilities consisting of bank loans and other credit facilities were $564,899, of which $426,002 has been drawn down and $138,897 remains available. Below is a summary of Asian Point’s banking facilities:

Revolving trading facility of $564,899 between Asian Point and Industrial and Commercial Bank of China (Asia) Limited. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 2%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of September 30, 2008 $564,899 has been drawn down and $138,897 remains available.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

8.	Earnings / (loss) per share

Basic earnings / (loss) per share of common stock was calculated by dividing the net income / (loss) by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic earnings / (loss) per share of common stock for the periods presented.

9.	Comprehensive (loss) / income

Other comprehensive (loss) / income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss) / income but are excluded from net (loss) / income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive (loss) / income represented foreign currency translation adjustment.

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

Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

As of September 30, 2008, the subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities
Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July 28, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26, 1997		trading of denim fabrics
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

Results of Operations

Assets

At September 30, 2008, our total assets were $3,800,066, compared to $5,502,308 at March 31, 2008. This decrease was primarily due to the disposal of the subsidiary Best Allied, on April 1, 2008.

Cash and Cash Equivalents

At September 30, 2008, we had $154,114 in cash and cash equivalents, compared to $288,356 at March 31, 2008. This decrease was primarily due to repayment of bank borrowings during the six months ended September 30, 2008, offset in part by the net cash provided by operating activities.

Accounts Receivable

Our accounts receivable typically operate at a one to two-month cycle. At September 30, 2008, our accounts receivable, net of allowance of doubtful accounts, was $1,601,707 compared to $2,464,437 at March 31, 2008. This decrease was primarily due to the decrease in sales volume as a result of the disposal of Best Allied. We have a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

Prepaid Expenses and Other Receivables

At September 30, 2008, we had $420 in prepaid expenses and other receivables, compared to $116,480 at March 31, 2008. Prepaid expenses consist of rental and utility deposits and other receivables. The decrease was due to the decrease in rental and utility deposits as a result the disposal of Best Allied on April 1, 2008.

Inventories

At September 30, 2008, we had $33,047 in inventories, compared to$938,661 at March 31, 2008. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. The decrease was due to a decrease in all three categories. Our raw materials decreased from $102,439 at March 31, 2008 to $16,827 at September 30, 2008 primarily due to the decrease in purchases during the three and six months ended September 30, 2008, as compared to the same periods ended March 31, 2008. Our Work-in-Progress inventory significantly decreased from $456,216 at March 31, 2008 to $0 at September 30, 2008 primarily due to the implementation of more efficient production schedules, which led to a shorter manufacturing lead time. Our Finished Goods decreased from $380,006 to $16,220 primarily due to more goods delivered to the customers near quarter ended September 30, 2008, as compared to the last quarter ended March 31, 2008. No inventories were written off for the three and six months ended September 30, 2008.

Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings, amounts due to related parties and accrued expenses and other liabilities, decreased from $2,168,914 at March 31, 2008 to $589,730 at September 30, 2008. This decrease was primarily due to a decrease in Accounts Payable, Bank and Other Borrowings and Accrued Expenses and Other Liabilities.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, decreased from $607,235 at March 31, 2008 to $51,682 at September 30, 2008 primarily due to the decrease in purchases for the quarter ended September 30, 2008, as compared to the last quarter ended March 31, 2008.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, and other borrowings, decreased from $1,279,745 at March 31, 2008 to $426,002 at September 30, 2008. This decrease was primarily due to the repayment of bank borrowings of $1,525,160 for the six months ended September 30, 2008. The decrease was offset in part by new bank borrowings of $673,716.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased from $281,934 at March 31, 2008 to $112,046 at September 30, 2008. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. This decrease was primarily due to the decrease in operating expenses as a result of decrease in sales volume.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Our revenues decreased by $1,728,364, or 44.9%, from $3,850,270 in the quarter ended September 30, 2007 to $2,121,906 in the quarter ended September 30, 2008. The decrease was mainly attributable to the decrease in sales volume as a result of the disposal of Best Allied on April 1, 2008.

Cost of Revenues

For the quarter ended September 30, 2008, our total cost of revenues decreased by $1,582,511, or 46.3%, to $1,834,072 from $3,416,583 for the quarter ended September 30, 2007. This decrease was primarily due to the decrease in net revenues as a result of the disposal of Best Allied on April 1, 2008.

Gross Profit

Our gross profit amount decreased by $145,853, or 33.6%, from $433,687 for the quarter ended September 30, 2007, to $287,834 for the quarter ended September 30, 2008. The decrease was primarily due to the decrease in net revenues as a result of the disposal of Best Allied on April 1, 2008. Gross profit percentage increased from 11.3% for the quarter ended September 30, 2007, to 13.6% for the quarter ended September 30, 2008. The increase in gross profit percentage was attributable to the change in sales mix, in which higher margin products were sold in the quarter ended September 30, 2008 when compared to the same period of 2007.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the quarter ended September 30, 2008 decreased by $283,335 or 70.3%, to $119,788 from $403,123 for the quarter ended September 30, 2007. The decrease was primarily due to the decrease in sales volume as a result of the disposal of Best Allied on April 1, 2008.

Other Income

Our other income, mainly consisting of commission and handling income, for the quarter ended September 30, 2008 and 2007 were $28,594 and $6, respectively. The decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the quarter ended September 30, 2008 and 2007 were $168,052 and $59,158, respectively. The increase was primarily due to the increase in gross margin as a result of change in sales mix, and the decrease in operating expenses.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the quarter ended September 30, 2008 to $39,009, from $6,461 for the same period in 2007. This increase in depreciation expense was mainly due to the increase in purchases of property and equipment for the quarter ended September 30, 2008 as compared to the same period of 2007.

Interest Expense

Interest expense, net, decreased for the quarter ended September 30, 2008 to $3,248 from $32,529 for the quarter ended September 30, 2007. The decrease was primarily due to the decrease in average bank borrowings.

Net Income/(Loss)

We had net income of $163,011 for the quarter ended September 30, 2008 as compared to net income of $26,629 for the quarter ended September 30, 2007. The increase was primarily due to the increase in income from operations.

Earnings/(Loss) Per Share

We reported basic and diluted per share earnings of 1.17 cents for the quarter ended September 30, 2008 based on 13,975,380 outstanding weighted average shares, compared to basic and diluted per share earnings of 0.13 cents for the same period of 2007, based on 20,000,000 outstanding weighted average shares.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Revenues

Our revenues decreased by $2,343,481, or 36.5%, from $6,414,031 in the six months ended September 30, 2007 to $4,070,550 in the six months ended September 30, 2008. The decrease was mainly attributable to the decrease in sales volume as a result of the disposal of Best Allied on April 1, 2008.

Cost of Revenues

For the six months ended September 30, 2008, our total cost of revenues decreased by $1,819,403, or 33.1%, to $3,674,981 from $5,494,384 for the six months ended September 30, 2007. This decrease was primarily due to the decrease in net revenues as a result of the disposal of Best Allied on April 1, 2008.

Gross Profit

Our gross profit amount decreased by $524,078, or 57.0%, from $919,647 for the six months ended September 30, 2007, to $395,569 for the six months ended September 30, 2008. The decrease was primarily due to the decrease in net revenues as a result of the disposal of Best Allied on April 1, 2008. Gross profit percentage decreased from 14.3% for the six months ended September 30, 2007, to 9.7% for the six months ended September 30, 2008. The decrease in gross profit percentage was attributable to the decrease in product selling prices in the first quarter of 2008. The decrease in gross profit percentage was offset in part by the change in sales mix, in which more higher margin products were sold in the quarter ended September 30, 2008 when compared to the same period of 2007.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the six months ended September 30, 2008 decreased by $505,059 or 69.0%, to $227,275 from $732,334 for the six months ended September 30, 2007. The decrease was primarily due to the decrease in sales volume as a result of the disposal of Best Allied on April 1, 2008.

Other Income

Our other income, mainly consisting of commission and handling income, for the six months ended September 30, 2008 and 2007 were $74,257 and $48, respectively. The decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the six months ended September 30, 2008 and 2007 were $168,342 and $261,570, respectively. The decrease was primarily due to the decrease in net revenue.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the six months ended September 30, 2008 and 2007 were $276,041 and $0 respectively. The 2008 loss was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the six months ended September 30, 2008 to $71,635, from $6,522 for the same period in 2007. This increase in depreciation expense was mainly due to the increase in purchases of property and equipment for the six months ended September 30, 2008 as compared to the same period of 2007.

Interest Expense

Interest expense, net, decreased for the six months ended September 30, 2008 to $12,039 from $51,111 for the six months ended September 30, 2007. The decrease was primarily due to the decrease in average bank borrowings.

Net Income/(Loss)

We had net loss of $121,531 for the six months ended September 30, 2008 as compared to net income of $194,835 for the six months ended September 30, 2007. The decrease was primarily due to the decrease in income from operations.

Earnings/(Loss) Per Share

We reported basic and diluted per share loss of 0.87 cents for the six months ended September 30, 2008 based on 13,955,922 outstanding weighted average shares, compared to basic and diluted per share earnings of 0.97 cents for the same period of 2007, based on 20,000,000 outstanding weighted average shares.

Banking Facilities:

At September 30, 2008, our banking facilities consisting of bank loans and other credit facilities were $564,899, of which $426,002 has been drawn down and $138,897 remains available.

Liquidity and Capital Resources

At September 30, 2008, we had $154,114 cash and cash equivalents on hand, compared to $288,356 at March 31, 2008. Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures. To date, we have financed our business operations through our banking facility and loans from officers and directors. We believe we will have adequate liquidity through the next twelve months to operate our business and to meet our cash requirements.

At September 30, 2008, the banking facilities consisting of bank loans and other credit facilities were $564,899, of which $426,002 has been drawn down and $138,897 remains available. Below is a summary of Asian Point’s banking facilities:

Revolving trading facility of $564,899 between Asian Point and Industrial and Commercial Bank of China (Asia) Limited. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 2%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of September 30, 2008 $564,899 has been drawn down and $138,897 remains available.

Operating Activities

Net cash provided by operating activities totaled $1,105,198 for the six months ended September 30, 2008, which was an increase from the net cash used in operating activities, which totaled $872,772 for the six months ended September 30, 2007. This change is primarily attributable to a decrease in accounts receivable of $859,356 and a decrease in inventory of, $903,363. The net cash provided by operating activities was offset in part by a decrease in accounts payable of $554,260.

Investing Activities

Net cash used in investing activities totaled $389,134 for the six months ended September 30, 2008, which was an increase from the net cash used in investing activities of $7,298 for the six months ended September 30, 2007. The net cash used in investing activities was due to an increase in purchases of property and equipment.

Financing Activities

Net cash used in financing activities totaled $851,444 for the six months ended September 30, 2008, as compared to $783,611 provided by financing activities for the six months ended September 30, 2007. The change from net cash provided by to net cash used in financing activities was mainly due to repayment of bank borrowings of $1,525,160, but only off set in part by new bank borrowings of $673,716 for the six months ended September 30, 2008.

	For the Six Months Ended
	September 30, 2008	September 30, 2007
Net Cash Provided by (Used in) Operating Activities	$1,105,198	$(872,772)

Net Cash Provided by (Used by ) Investing Activities	$(389,134)	$(7,298)

Net Cash Provided by (Used in) Financing Activities	$(851,444)	$783,611

Effect of Exchange Rate on Cash	$1,138	$2,225

Net Effect on Cash	$(134,242)	$(94,234)

Cash at Beginning of Period	$288,356	$138,654

Cash End of Period	$154,115	$44,420

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

The following table sets forth the Company Contractual Payment Obligations:

Contractual Obligation	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$118,335	$118,335	—	—	—
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long—Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$118,335	$118,335	—	—	—

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

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $2,571 and $393 for the six months ended September 30, 2008 and 2007, respectively.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In connection with its merger with SWL, on October 25, 2007, Freedom issued 350 shares of its common stock for each share of common stock held by stockholders of SWL of which 2,330,200 are being registered by the Selling Stockholders listed in this Registration Statement. The Company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the company under Regulation S promulgated thereunder due to the investors were non-US residents.

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008, on May 27, 2008, the Company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2008, Ms. Lam purchased from the Company and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008. Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her. The Company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that Ms. Lam is not a US resident

On September 19, 2008, the Company issued 300,000 shares of common stock to Wakabayashi Fund, LLC in consideration for services rendered. . The Company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that none of the members of Wakabayashi Fund, LLC are non- US residents.

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

SOUND WORLDWIDE HOLDINGS, INC.

Dated: November 14, 2008	By:	/s/ TONY KA KIN CHUI
Tony Ka Kin Chui Chief Financial Officer (Principal Financial Officer)