Form 10-Q
period 2008-12-31
Sound Worldwide Holdings, Inc.
filed 2009-02-17
CIK 1368294

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153419
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Flat K, 13/F (Phase 2) Superluck Industrial Centre 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China	N/A
(Address of Principal Executive Offices)	(Zip Code)

(852) 2414-1831
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐       No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2008, 14,236,250 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION
 Item 1. Financial Statements.

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		As of
		December 31,	March 31,
		2008	2008
	Notes	(Unaudited)	(Audited)
		$	$
ASSETS

Current assets:
Cash and cash equivalents		82,824	288,356
Accounts receivable, net of allowance
for doubtful accounts	4	1,531,413	2,464,437
Prepaid expenses and other receivables		419	116,480
Inventories	5	15,370	938,661

Total current assets		1,630,026	3,807,934

Property and equipment, net	6	1,968,737	1,694,374

TOTAL ASSETS		3,598,763	5,502,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		-	607,235
Bank and other borrowings		338,104	1,279,745
Accrued expenses and other liabilities		166,359	281,934

Total current liabilities		504,463	2,168,914

TOTAL LIABILITIES		504,463	2,168,914

Commitments and contingencies

Stockholder’s equity:
Common stock (US$0.0001 par value
- authorized 20,000,000 shares;
issued and outstanding 14,236,250
shares in December 31, 2008 and
20,000,000 shares in March 31, 2008)		1,424	2,000
Additional paid-in capital		628,522	627,916
Retained earnings		2,467,589	2,701,492
Accumulated other comprehensive income		(3,235)	1,986

Total stockholders’ equity		3,094,300	3,333,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,598,763	5,502,308

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	42,820	2,080,595	4,113,370	8,509,183
Cost of sales	(80,491)	(2,168,462)	(3,755,472)	(7,667,896)

Gross (loss) / profit	(37,671)	(87,867)	357,898	841,287
Selling, general and administrative expenses	(70,717)	(350,171)	(297,991)	(1,101,005)
Other income	-	66,496	48	140,922

(Loss) / Income from operations	(108,388)	(371,542)	59,955	(118,796)
Loss on disposal of a subsidiary	(280)	-	(276,321)	-
Interest expenses	(3,705)	(25,638)	(15,744)	(78,605)

Loss before taxes	(112,373)	(397,180)	(232,110)	(197,401)
Income taxes expenses	-	-	(1,793)	-

Net loss	(112,373)	(397,180)	(233,903)	(197,401)

Loss per common share, basic and diluted	0.79 cents	1.91 cents	1.68 cents	1.06 cents

Weighted average number of common shares outstanding, basic and diluted	14,236,250	20,777,174	13,938,524	18,596,364

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	income/(loss)	earnings	Total
		$	$	$	$	$

Balance, April 1, 2008 (Audited)	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	-	-	-
Issuance of shares	300,000	30	-	-	-	30
Net loss	-	-	-	-	(233,903)	(233,903)
Foreign currency translation adjustments	-	-	-	(5,221)	-	(5,221)
Comprehensive loss	-	-	-	(5,221)	(233,903)	(239,124)
Balance, December 31, 2008 (Unaudited)	14,236,250	1,424	628,522	(3,235)	2,467,589	3,094,300

SOUND WORLDWIDE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	$	$

Cash flows from operating activities:
Net loss	(233,903)	(197,401)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	111,459	13,013
Changes in current assets and liabilities
Accounts receivable	928,709	(67,620)
Prepaid expenses and other receivables	100,552	(46,012)
Inventories	922,101	(234,315)
Accounts payable	(606,473)	162,487
Amounts due to related parties	-	(68,330)
Accrued expenses and other liabilities	(115,245)	145,417
Tax prepayment	15,392	-

Net cash provided by / (used in) operating activities	1,122,592	(292,761)

Cash flows from investing activities:
Purchases of property and equipment	(389,520)	(12,561)

Net cash used in investing activities	(389,520)	(12,561)

Cash flow from financing activities:
New bank borrowings	674,383	783,611
Repayment of bank borrowings	(1,614,148)	(455,755)

Net cash (used in) / provided by financing activities	(939,765)	327,856

Effect of exchange rate changes on cash
and cash equivalents	1,161	553

Net (decrease) / increase in cash and cash equivalents	(205,532)	23,087
Cash and cash equivalents at beginning of the period	288,356	138,654

Cash and cash equivalents at end of the period	82,824	161,741

Supplementary disclosures of cash flow information:
Interest paid	15,744	51,111

Income taxes paid	1,793	-

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

1.	Basic of Presentation

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

As of December 31, 2008, the subsidiaries of the Company include the following:

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

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $2,571 and $27,005 for the nine months ended December 31, 2008 and 2007, respectively.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

4.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	December 31,	March 31,
	2008	2008
	(Unaudited) $	(Audited) $

Accounts receivable	1,531,413	2,464,437
Less: allowance for doubtful accounts		-
	1,531,413	2,464,437

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

5.	Inventories

Inventories by major categories are summarized as follows:

	As of
	December 31,	March 31,
	2008	2008
	(Unaudited) $	(Audited) $

Raw materials	-	102,439
Work-in-progress	-	456,216
Finished goods	15,370	380,006

	15,370	938,661

No inventories were written off for the nine months ended December 31, 2008 and for the year ended March 31, 2008.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

6.	Property and equipment, net

Property and equipment consists of the following:

	As of
	December 31,	March 31,
	2008	2008
	(Unaudited) $	(Audited) $

Machinery	2,079,516	2,272,563
Furniture and office equipment	590	89,299
Leasehold improvement	-	27,025
Motor vehicles	45,894	89,259
Total	2,126,000	2,478,146
Less: accumulated depreciation	(157,263)	(783,772)
Property and equipment, net	1,968,737	1,694,374

Depreciation expenses for the nine months ended December 31, 2008 and 2007 were $111,459 and $13,013, of which $111,459 and $Nil was included in cost of sales, and $Nil and $13,013 was included in selling, general and administrative expenses for the nine months ended December 31, 2008 and 2007, respectively.

7.	Financing arrangements

Banking facilities

At December 31, 2008, the banking facilities consisting of bank loans and other credit facilities were $564,247, of which $338,104 has been drawn down and $226,143 remains available. Below is a summary of Asian Point’s banking facilities:

Revolving trading facility of $564,247 between Asian Point and Industrial and Commercial Bank of China (Asia) Limited. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 2%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of December 31, 2008 $338,104 has been drawn down and $226,143 remains available.

8.	Loss per share

Basic loss per share of common stock was calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic loss per share of common stock for the periods presented.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Stated in US Dollars)

9.	Commitments and contingencies

Long-term contractual payment obligations as of December 31, 2008 were as follows:

$
Payment by period,
Less than 1 year	123,335

Total	123,335

The Company has operating lease agreements principally for its office facilities.  The leases have remaining terms of 3 to 24 months.  Rental expenses were $6,199 and $80,769 for the nine months ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under non-cancellable operating lease agreement as of December 31, 2008 were as follows:

$
Nine months ending December 31,
2009	11,551

Total	11,551

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at December 31, 2008.

10.	Comprehensive (loss) / income

Other comprehensive (loss) / income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss) / income but are excluded from net (loss) / income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive (loss) / income represented foreign currency translation adjustment.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report.

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

As of September 30, 2008, the subsidiaries of the Company include the following:

☑ Sound Worldwide Limited (“SWL”), incorporated in the British Virgin Islands on July 28, 1999, 100% of which is owned by the Company. SWL’s primary business is as an investment holding company;

☑ Asian Point Investment Limited (“Asian Point”) , incorporated in the British Virgin Islands on March 26, 1997, 100% of which is owned by the Company. Asian Point’s primary business is manufacturing and trading denim fabrics.

SIGNIFICANT ACCOUNTING POLICIES

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

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $2,571 and $27,005 for the nine months ended December 31, 2008 and 2007, respectively.

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

Item 3.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 3A(T). Controls and Procedures.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The purpose of the Company’s establishment and maintenance of such controls is to identify material weaknesses that have more than a remote likelihood of leading to a material misstatement in the financial statements. While identifying control deficiencies and significant deficiencies represents an important component of management's assessment, the overall focus of internal control reporting is on those items that could result in material errors in the Company’s financial statements. As of the end of the period covered by this report, our chief executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on his review of our disclosure controls and procedures, he concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Management is in the continuing process of analyzing and adopting new policies and procedures to improve the design and operations of our disclosure controls. These efforts include identifying and tasking available staff to better segregate duties; the review and consideration of more sophisticated software and other office procedures that would aid us in timely flagging potential material information that requires staff and management review and possible action prior to filing; and consideration of hiring additional staff geared towards review of our financial data and reporting. We continue to train to our existing staff in order to achieve reasonable assurance regarding the reliability of the financial statements.

We also expect that through the natural learning process management will achieve efficiencies as they complete future assessments of internal control. For example, management's knowledge of the prior year's assessment results will impact its current year risk-based analysis of the significant accounts and the related required documentation and testing that may be necessary. Management may determine that certain controls require more extensive testing, while other controls require little testing in a given year. Additionally, in reaching its conclusion of reasonable assurance, management may find it appropriate to adjust the nature, extent and timing of testing from year to year - in some years delving deeply into selected internal control areas while performing less extensive testing in other areas and changing that focus from year to year and quarter to quarter.

In any event, we will, consistent with Section 404 of the Sarbanes-Oxley Act of 2002, implement reasonable assurance, risk-based reviews of our internal financial reporting controls; evaluate internal control deficiencies; disclose material weaknesses; review information technology issues; and seek communications with auditors in order to periodically review our control procedures, and create new controls to address perceived material issues regarding financial reporting

RESULTS OF OPERATIONS

Assets

At December 31, 2008, our total assets were $3,598,763, compared to $5,502,308 at March 31, 2008. This decrease was primarily due to the disposal of the subsidiary Best Allied, on April 1, 2008.

Cash and Cash Equivalents

At December 31, 2008, we had $82,824 in cash and cash equivalents, compared to $288,356 at March 31, 2008. This decrease was primarily due to repayment of bank borrowings during the nine months ended December 31, 2008, offset in part by the net cash provided by operating activities.

Accounts Receivable

Our accounts receivable typically operate at a one to two-month cycle. At December 31, 2008, our accounts receivable, net of allowance of doubtful accounts, was $1,531,413 compared to $2,464,437 at March 31, 2008. This decrease was primarily due to the decreased demand in our products in the three months ended December 31, 2008. The decrease in sales volume as a result of the disposal of Best Allied also contributed to the decrease in accounts receivable balance. We have a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

Prepaid Expenses and Other Receivables

At December 31, 2008, we had $419 in prepaid expenses and other receivables, compared to $116,480 at March 31, 2008. Prepaid expenses consist of rental and utility deposits and other receivables. The decrease was due to the decrease in rental and utility deposits as a result the disposal of Best Allied on April 1, 2008.

Inventories

At December 31, 2008, we had $15,370 in inventories, compared to$938,661 at March 31, 2008. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. The decrease was due to a decrease in all three categories. Our raw materials decreased from $102,439 at March 31, 2008 to $0 at December 31, 2008 primarily due to the decrease in purchases during the three and nine months ended December 31, 2008, as compared to the same periods ended March 31, 2008. Our Work-in-Progress inventory significantly decreased from $456,216 at March 31, 2008 to $0 at December 31, 2008 primarily due to the implementation of more efficient production schedules, which led to a shorter manufacturing lead time. Our Finished Goods decreased from $380,006 to $15,370 primarily due to less finished goods manufactured for the quarter ended December 31, 2008, as compared to the last quarter ended March 31, 2008. No inventories were written off for the three and nine months ended December 31, 2008.

Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings, amounts due to related parties and accrued expenses and other liabilities, decreased from $2,168,914 at March 31, 2008 to $504,463 at December 31, 2008. This decrease was primarily due to a decrease in Accounts Payable, Bank and Other Borrowings and Accrued Expenses and Other Liabilities.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, decreased from $607,235 at March 31, 2008 to $0 at December 31, 2008 primarily due to the decrease in purchases for the quarter ended December 31, 2008, as compared to the last quarter ended March 31, 2008, as a result of a decrease in sales order.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, and other borrowings, decreased from $1,279,745 at March 31, 2008 to $338,104 at December 31, 2008. This decrease was primarily due to the repayment of bank borrowings of $1,614,148 for the nine months ended December 31, 2008. The decrease was offset in part by new bank borrowings of $674,383.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased from $281,934 at March 31, 2008 to $166,359 at December 31, 2008. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. This decrease was primarily due to the decrease in operating expenses as a result of decrease in sales volume.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues

Our revenues significantly decreased by $2,037,775, or 97.9%, from $2,080,595 in the quarter ended December 31, 2007 to $42,820 in the quarter ended December 31, 2008. The decrease was mainly attributable to the decrease in sales volume as a result of the exceptionally low demand for the products during the quarter ended December 31, 2008. The disposal of Best Allied on April 1, 2008 also contributed to the decrease in revenues.

Cost of Revenues

For the quarter ended December 31, 2008, our total cost of revenues decreased by $2,087,971, or 96.3%, to $80,491 from $2,168,462 for the quarter ended December 31, 2007. This decrease was primarily due to the decrease in net revenues as a result of the decreased product demand, and the disposal of Best Allied on April 1, 2008.

Gross Loss

Our gross loss amount decreased by $50,196, or 57.1%, from $87,867 for the quarter ended December 31, 2007, to $37,671 for the quarter ended December 31, 2008. The gross loss was primarily due to the decrease in net revenues as a result of the decrease in product demand, and the disposal of Best Allied.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the quarter ended December 31, 2008 decreased by $279,454 or 79.8%, to $70,717 from $350,171 for the quarter ended December 31, 2007. The decrease was primarily due to the decrease in sales volume as a result of the decrease in product demand, and the disposal of Best Allied.

Other Income

Our other income, mainly consisting of commission and handling income, for the quarter ended December 31, 2008 and 2007 were $0 and $66,496, respectively. The decrease was primarily due to the decrease in provision of handling services.

Loss from Operations

Our loss from operations for the quarter ended December 31, 2008 and 2007 were $108,388 and $371,542, respectively. The loss from operation was primarily due to the decrease in manufacturing operations as a result of the decrease in product demand.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the quarter ended December 31, 2008 to $39,824, from $6,491 for the same period in 2007. This increase in depreciation expense was mainly due to the increase in purchases of property and equipment for 2008 as compared to 2007.

Interest Expense

Interest expense, net, decreased for the quarter ended December 31, 2008 to $3,705 from $25,638 for the quarter ended December 31, 2007. The decrease was primarily due to the decrease in average bank borrowings.

Net Loss

We had net loss of $112,373 for the quarter ended December 31, 2008 as compared to net loss of $397,180 for the quarter ended December 31, 2007. The decrease in net loss was primarily due to the decrease in loss from operations.

Loss Per Share

We reported basic and diluted per share loss of 0.79 cents for the quarter ended December 31, 2008 based on 14,236,250 outstanding weighted average shares, compared to basic and diluted per share loss of 1.91 cents for the same period of 2007, based on 20,777,174 outstanding weighted average shares.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Revenues

Our revenues decreased by $4,375,813 or 51.4%, from $8,509,183 in the nine months ended December 31, 2007 to $4,113,370 in the nine months ended December 31, 2008. The decrease was mainly attributable to the decrease in sales volume as a result of the decrease in product demand, and the disposal of Best Allied on April 1, 2008.

Cost of Revenues

For the nine months ended December 31, 2008, our total cost of revenues decreased by $3,912,424, or 51.0%, to $3,755,472 from $7,667,896 for the nine months ended December 31, 2007. This decrease was primarily due to the decrease in net revenues as a result of the decrease in product demand, and the disposal of Best Allied on April 1, 2008.

Gross Profit

Our gross profit amount decreased by $483,389, or 57.5%, from $841,287 for the nine months ended December 31, 2007, to $357,898 for the nine months ended December 31, 2008. The decrease was primarily due to the decrease in net revenues as a result of the decrease in product demand, and the disposal of Best Allied on April 1, 2008. Gross profit percentage decreased from 9.9% for the nine months ended December 31, 2007, to 8.7% for the nine months ended December 31, 2008. The decrease in gross profit percentage was attributable to the decrease in product average selling prices in the first three quarters ended December 31, 2008.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the nine months ended December 31, 2008 decreased by $803,014 or 72.9%, to $297,991 from $1,101,005 for the nine months ended December 31, 2007. The decrease was primarily due to the decrease in sales volume as a result the decrease in product demand, and the disposal of Best Allied on April 1, 2008.

Other Income

Our other income, mainly consisting of commission and handling income, for the nine months ended December 31, 2008 and 2007 were $48 and $140,922, respectively. The decrease was primarily due to the decrease in provision of handling services.

Income/(loss) from Operations

Our income/(loss) from operations for the nine months ended December 31, 2008 and 2007 were $59,955 and ($118,796), respectively. The increase was primarily due to the decrease in operating expenses, offset in part by the decrease in net revenue.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the nine months ended December 31, 2008 and 2007 were $276,321 and $0 respectively. The 2008 loss was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the nine months ended December 31, 2008 to $111,459, from $13,013 for the same period in 2007. This increase in depreciation expense was mainly due to the increase in purchases of property and equipment for the nine months ended December 31, 2008 as compared to the same period of 2007.

Interest Expense

Interest expense, net, decreased for the nine months ended December 31, 2008 to $15,744 from $78,605 for the nine months ended December 31, 2007. The decrease was primarily due to the decrease in average bank borrowings.

Net Loss

We had net loss of $233,903 for the nine months ended December 31, 2008 as compared to net income of $197,401 for the nine months ended December 31, 2007. The increase was primarily due to the loss on disposal of Best Allied in 2008.

Loss Per Share

We reported basic and diluted per share loss of 1.68 cents for the nine months ended December 31, 2008 based on 13,938,524 outstanding weighted average shares, compared to basic and diluted per share loss of 1.06 cents for the same period of 2007, based on 18,596,364 outstanding weighted average shares.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $82,824 cash and cash equivalents on hand, compared to $288,356 at March 31, 2008. Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures. To date, we have financed our business operations through our banking facility and loans from officers and directors. We believe we will have adequate liquidity through the next twelve months to operate our business and to meet our cash requirements.

At December 31, 2008, the banking facilities consisting of bank loans and other credit facilities were $564,247, of which $338,104 has been drawn down and $226,143 remains available. Below is a summary of Asian Point’s banking facilities:

Revolving trading facility of $564,247 between Asian Point and Industrial and Commercial Bank of China (Asia) Limited. This agreement was signed on November 26, 2007. The trading facility has an interest rate of prime or prevailing funding cost, whichever is higher, plus 2%. The revolving trading facility is guaranteed by the personal assets of Mr. Roger K. W. Fan and Ms. Szeto Mei Ling. As of December 31, 2008 $338,104 has been drawn down and $226,143 remains available.

Operating Activities

Net cash provided by operating activities totaled $1,122,592 for the nine months ended December 31, 2008, which was an increase from the net cash used in operating activities, which totaled $292,761 for the nine months ended December 31, 2007. This change is primarily attributable to a decrease in accounts receivable of $928,709 and a decrease in inventory of $922,101. The net cash provided by operating activities was offset in part by a decrease in accounts payable of $606,473.

Investing Activities

Net cash used in investing activities totaled $389,520 for the nine months ended December 31, 2008, which was an increase from the net cash used in investing activities of $12,561 for the nine months ended December 31, 2007. The net cash used in investing activities was due to an increase in purchases of property and equipment.

Financing Activities

Net cash used in financing activities totaled $939,765 for the nine months ended December 31, 2008, as compared to $327,856 provided by financing activities for the nine months ended December 31, 2007. The change from net cash provided by to net cash used in financing activities was mainly due to repayment of bank borrowings of $1,614,148, but only off set in part by new bank borrowings of $674,383 for the nine months ended December 31, 2008.

The summary of our cash flow statement was as follows:

	For the Nine Months Ended
	December 31, 2008	December 31, 2007
Net cash provided by/(used in) operating activities	$1,122,592	$(292,761)

Net cash used in investing activities	$(389,520)	$(12,561)

Net cash (used in)/provided by financing activities	$(939,765)	$327,856

Effect of exchange rate on cash	$1,161	$553

Net (decrease)/increase in cash	$(205,532)	$23,087

Cash at beginning of period	$288,356	$138,654

Cash at end of period	$82,824	$161,741

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

The following table sets forth the Company Contractual Payment Obligations:

Contractual Obligation	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$123,335	$123,335	—	—	—
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long—Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$123,335	$123,335	—	—	—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008, on May 27, 2008, the Company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2008, Ms. Lam purchased from the Company and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008. Pursuant to the agreement, Ms Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her. The Company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that Ms. Lam is not a US resident.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Item No.	Description	Method of Filing
31.1	Certification of Roger Kwok Wing Fan pursuant to Rule 13a-14(a).	Filed electronically herewith

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed electronically herewith

SIGNATURES

Dated: February 17, 2009

/s/ ROGER KWOK WING FAN

Roger Kwok Wing Fan
President and Chief Executive Officer and Chairman
(Principal Executive Officer) of Sound Worldwide Holdings, Inc.