Form 10-K
period 2009-03-31
Sound Worldwide Holdings, Inc.
filed 2009-07-14
CIK 1368294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No: 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact name of issuer as specified in its charter)

DELAWARE	20-5153419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Flat K, 13/F (Phase 2)
Superluck Industrial Centre
57 Sha Tsui Road,
Tsuen Wan, N.T.
Hong Kong, China

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(852) 2414-1831

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	$0.0001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $4,227,552.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2009: $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2009: 14,336,250 shares of common stock.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Sound Worldwide Holdings, Inc., a Delaware corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The Company

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

Organizational History

On October 25, 2007, we merged with Freedom 3, Inc., or Freedom, a Delaware corporation. On such date, Freedom redeemed 100,000 shares of its common stock, which was all of its issued and outstanding common stock, from its then current stockholder in exchange for 300,000 shares of restricted common stock of the resultant issuer after the merger as per the redemption agreement. Freedom then sold one share of its common stock to SWL for $1.00. This resulted in SWL owning 100% of Freedom. SWL and Freedom then entered into a Share Exchange Agreement or the Exchange Agreement, dated October 25, 2007, pursuant to which each share of common stock and preferred stock of SWL was converted into 350 shares of Freedom’s common stock and one share of Freedom’s preferred stock, respectively and all of the issued and outstanding shares of SWL’s common stock were retired and cancelled. This resulted in the stockholders of SWL to become stockholders of Freedom. The previous stockholder of Freedom was then issued 300,000 shares of Freedom as agreed previously. The one share of Freedom’s common stock held by SWL was then cancelled and SWL sold one share of its common stock to Freedom, which resulted in Freedom owning 100% of SWL. Freedom then changed its name to Sound Worldwide Holdings, Inc.

Prior the exchange, Freedom had no operations and nominal assets and was in the development stage.

The following summarizes the organizational history and location of our subsidiaries as of March 31, 2009:

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

Change in Fiscal Year

On December 21, 2007, the Board of Directors of the Company, by unanimous written consent, approved to change the Company’s fiscal year end from December 31st to March 31st.

Our Business

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

Growth Strategy

To ensure steady growth and income earnings during the future development of the Company, we anticipate implementing the following plans:

Increasing Operations

We intend to acquire state-of-the art machinery that we believe will the increase our production and processing efficiency. We also plan on increasing the number of weaving machines from 50 sets to 100 sets to meet anticipated demand.

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

In Asian Point, our textile manufacturing subsidiary, we believe can achieve upstream integration by acquiring a factory to prepare and size the yarn using a warp beam. When weaving with a loom, the vertical yarns are attached to a warp beam before weaving begins. With its own facilities, Asian Point can minimize average production costs of the textiles.

Summary Financial Information

The table below summarizes (i) our audited balance sheet at March 31, 2009 and 2008 and (ii) our statement of operations for the audited years ended March 31, 2009, 2008 and 2007.

	As at:
	March 31, 2009 (Audited)	March 31, 2008 (Audited)
Balance Sheet:
Cash	$7,989	$288,356
Total Assets	$3,576,294	$5,502,308
Total Liabilities	$587,750	$2,168,914
Total Stockholders’ Equity	$2,988,544	$3,333,394

	For the Year Ended:
	March 31, 2009 (Audited)	March 31, 2008 (Audited)	March 31, 2007 (Audited)
Statement of Operations:
Revenue	$4,227,552	$17,652,601	$14,840,870
Net (Loss)/Income	$(380,290)	$1,500,424	$1,579,341
(Loss)/Earnings Per Share of Common Stock	$(0.03)	$0.08	0.09

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

Significant Suppliers and Clients:

Asian Point’s largest customers accounted for approximately 50%, 29% and 25% of its net sales in fiscal 2009, 2008 and 2007. We do not have any minimum purchase obligations or other contractual obligations with our suppliers.

Best Allied’s significant suppliers and clients are:

Suppliers: Nan Fung Textiles Ltd., Central Textiles (H.K.) Ltd., Tai Hing Cotton Mill Ltd.

Clients: Lauren (Division of Polo Ralph Lauren Corporation), Polo Children Wear, Liz Claiborne,
American Eagle Outfitters, Abercrombie & Fitch, and Rugby.

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

Factors Contributing to the Development of PRC Textile industry:

   Skilled and inexpensive labor;
   Relatively low value of RMB compared to other currencies;
   Inexpensive raw materials; and
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

Marketing and Business Strategies

Marketing Strategies

China and Hong Kong exports are expected to continue to increase due to China’s entry into the WTO and Closer Economic Partnership Arrangement (“CEPA”) between China and Hong Kong. Since SWL’s main export targets are the United States and the European Union, China’s entry into the WTO has had a positive impact on its competitiveness against other competitors in these markets. Moreover, the CEPA between Hong Kong and China removes tariffs on Hong Kong products, which provides an opportunity for the Hong Kong garment and textile industry to develop its business in the PRC. We will take advantage of these opportunities to develop the Chinese and the world markets by implementing the following marketing strategies:

☑ Continue to strengthen relationships with major downstream clients in the United States and Japan. We believe that this will ensure the stability of our sales and prestige when negotiating with new clients.

☑ Expand our marketing team for the Eastern European market, including but not limited to Russia), which we believe has huge potential for textile and garment consumption.

☑ Develop our marketing network with reputable trading companies, such as Li & Fung Trading Limited, which has a strong textile and garment sales network with international clients. We believe that this will help increase our sales and widen our geographical network.

☑ Develop our own garment-retailing network in China. Seeing as Hong Kong textile and garment products are favored by Chinese consumers, we believe that developing our own garment label and retailing network will enhance our profitability.

Business Strategies

Our short-term, mid-term and long-term strategies to implement our business plan are as follows:

Short-Term Strategies (within 5 years)

We intend to take advantage of the opportunities provided by CEPA and trade liberalization of the WTO. In the short term, we intend to focus on increasing our competitiveness by expanding our business in China and Eastern Europe.

Different short-term strategies will be carried out in the Company’s subsidiaries.

In order to achieve our goal of expanding our business and remain competitive, Asian Point intends to acquire more advanced machinery, reorganize human resources, and expand its marketing team. In the short term, we believe that this will allow Asian Point to minimize increasing production costs and enhance efficiency and profitability. Since the production of textiles is labor-intensive and there are signs of a possible labor shortage arising in the Guangdong Province, it is important for Asian Point to take the above-mentioned short-term strategies. These strategies will not only ensure the stability and profitability of Asian Point, but also allow Asian Point to benefit from economies of scale. With trade liberalization factored by China’s entry into the WTO, Asian Point also intends to expand its marketing team to develop its overseas market.

Mid-Term Strategies (5 to 7 years)

We had intended to focus on the vertical integration of our subsidiaries. We believed and continue to believe that we can further improve our profitability by taking advantage of upstream and downstream opportunities. Below summarizes our vertical integration strategies planned for Asian Point

In the mid-term (within 5 to 7 years), Asian Point will focus on upstream activities by acquiring a sizing factory and a shrinkage factory, which would be used to pre-shrink the denim. We believe that vertical integration of Asian Point will minimize production costs since Asian Point will not have to depend on outside suppliers. By controlling all aspects of production, issues such as product quality and delivery deadlines will no longer be a problem for Asian Point.

Long-Term Strategies (7 years and beyond)

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

We operate a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the plan are held separately from those of the Company by the trustees of the plan. We contribute 5% of the relevant payroll costs to the plan, which contribution is matched by employees. The contributions paid by the Company for the fiscal year ended March 31, 2009, 2008 and 2007 were $Nil, $42,579 and $29,328, respectively.

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

ITEM 1(A) RISK FACTORS.

RISK FACTORS

Risks Relating to Our Company

We have a limited operating history that may not be an indicator of our future results.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1(B) UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

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

The following is a description of our properties as of the fiscal year ended March 31, 2009. The information provided below for Asian Point, as of the date of filing this Annual Report.

Lessor	Location	Approximate Sq.	Use
Footage

Asian Point (1)	Heyuan Foreign Economic	27,500 sq. ft.	Manufacturing and
	Development Area		trading of denim fabrics
205 Heyuan Road
Heyuan City, China

(1) Asian Point rents this space pursuant to a lease with Heuyan Foreign Economic Development for a period commending on July 1, 1999 and expiring on June 30, 2010 for a monthly rent of approximately $2,121.

In general, all facilities are in good condition and are operating at capacities that range from 80% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of the date hereof, 13, shares of our common stock are issued and outstanding, and there are approximately 14,336,250 holders of record of our Common Stock.

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

Holders of Our Preferred Stock

As of March 31, 2009, we had 0 holders of record of our preferred stock.

Illiquid Trading Market

Our common stock trades on the OTC Bulletin Board under the symbol “SWWH.” However, since our registration statement on Form S-1 became effective on April 23, 2008, no active trading market for sellers or buyers has developed for our common stock. We consider our stock to be “thinly traded” and the fact that there are no reported sale prices for our common stock may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

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

As of March 31, 2009, there were approximately 14,336,250 record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

On March 9, 2009 we instituted and put into place the 2009 Stock Incentive Plan. The Plan’s termination date is December 14, 2019. A description of the Plan was included in a Form S-8 Registration Statement filed with the Securities and Exchange Commission on March 9, 2009. The purpose of the 2009 Stock Incentive Plan of is to further align the interests of employees, directors and non-employee Consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the Common Stock and by promoting increased ownership of the Common Stock by such individuals. The Plan is also intended to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent.

The Plan shall be administered by a Committee comprised of one or more members of the Board, or if no such committee exists, the Board. The Committee shall have the right, from time to time, to delegate to one or more officers of the Company the authority of the Committee to grant and determine the terms and conditions of Awards granted under the Plan, subject to the requirements of state law and such other limitations as the Committee shall determine. The maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the Plan is Six Million (6,000,000) shares. Shares of Common Stock issued and sold under the Plan may be either authorized but unissued shares or shares held in the Company’s treasury.

All Eligible Persons are eligible to be designated by the Committee to receive Awards and become Participants under the Plan. The Committee has the authority, in its discretion, to determine and designate from time to time those Eligible Persons who are to be granted Awards, the types of Awards to be granted and the number of shares of Common Stock or units subject to Awards granted under the Plan. In selecting Eligible Persons to be Participants and in determining the type and amount of Awards to be granted under the Plan, the Committee shall consider any and all factors that it deems relevant or appropriate.

The Plan allows for the Company to issue stock options as well as common stock. A Stock Option may be granted to any Eligible Person selected by the Committee and shall be designated, in the discretion of the Committee, as an Incentive Stock Option. The exercise price per share of a Stock Option shall not be less than 85 percent of the Fair Market Value of the shares of Common Stock on the Date of Grant, provided that the Committee may in its discretion specify for any Stock Option an exercise price per share that is higher than the Fair Market Value on the Date of Grant, except that the price shall not be less than 110 percent of the Fair Market Value in the case of any person who owns securities possessing more than 10 percent of the total combined voting power of all classes of securities of the Company.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We do not have any outstanding exercisable for shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Dividend Policy

We do not anticipate paying any cash dividends in the foreseeable future.

Transfer Agent

Our transfer agent is Continental Stock Transfer, 17 Battery Place, New York, NY 10004
Telephone: (212) 509-4000.

RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable to this Issuer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable to this Issuer.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

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

Overview

Business Operations

We are a holding company formed in the state of Delaware. On October 25, 2007, we merged with a registered company, Freedom 3, Inc., or Freedom, a Delaware corporation.

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

Our Subsidiaries’ Organizational History

The following summarizes the organizational history:

●	SWL was formed in July 1999.
●	Best Allied was formed in April 1997.
●	Asian Point was registered in China in June 1999.

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

Hong Kong:

Benefits from China’s entry to WTO

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

Additional Challenges

The following are additional challenges facing our company:

●	Signs of a labor shortage in Guangdong Province

In the last few years, there have been signs of a labor shortage in the Guangdong Province in the PRC due to the rapid development of other parts of China. Due to the fact that textile and garment manufacturing is relatively labor intensive, a shortage of labor could cause an increase in production costs and weaken our profitability.

●	Appreciation of the Renminbi (RMB) versus the U.S. Dollar

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

Strengths, Weakness, Opportunities and Threats (SWOT) Analysis and Control Policies

SWOT Analysis

We believe our Strengths, Weaknesses, Opportunities and Targets (SWOT) are the following:

Strengths:

●	Advanced production facilities:

Our newly acquired weaving machinery and technology for production meet market standards.

●	Experienced management team:

We employ a professional management team with substantial experience in the denim fabrics industry, particularly in terms of applying advanced technology to improve product quality and production efficiency.

●	Excellent quality of product with a good reputation:

We believe we maintain an excellent quality of product in order to uphold our reputation amongst our globally recognized name brands and clients. Our quality control standards have always been strictly enforced.

●	Solid distribution network:

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

Weaknesses:

●	Non-diversified geographical marketing:

Although have a number of well-known clients, sales of our products is limited to the U.S., Western Europe and Japan. We believe we need to diversify our sales to different geographic locations so that fluctuation in sales will be minimized. These fluctuations are generally caused by economic downturns and a change in preferences for garments and textiles.

●	Insufficient production backup:

Our production chain, from raw materials to textiles and garments, requires separated production backups of weaving (sizing factories) and shrinking (shrinkage factories). Currently, we out-source these operations to our affiliates. Future concerns regarding stability in production timing and quality control may not allow us to operate at our full potential.

Opportunities:

●	China entry to WTO

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

●	Opportunities of CEPA

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

Policies

In order to mitigate any damages to the future prospects of the Company, which may result from the industry and product trends and other threats and weaknesses previously outlined, we intend to implement the following policies:

●	Expand the sales and marketing teams in order to develop Eastern European markets. We believe that this should allow product sales to diversify into different geographical areas.

●
Acquiring more advanced equipment to transform our operations from labor-intensive to capital intensive. This should not only allow us to avoid the effects of increased production costs caused by lack of labor, but also enhance the efficiency of production.

●	Vertical integration to provide stability as well as improve our profitability by reducing our margins.

●	We anticipate putting in place currency hedging strategy so that fluctuations in the RMB or U.S. dollar should not have a significant effect on our profitability.

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

Share-based Compensation

Effective January 1, 2006, the Group adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee or consultant is required to provide service in exchange for the award, which generally is the vesting period.

Share-based compensation expense of $17,214, $nil and $nil for the years ended March 31, 2009, 2008 and 2007, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company does not expect the initial adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

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

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008

Revenues

Our revenues decreased by $13,425,049, or 76.1%, from $4,227,552 in the fiscal year ended March 31, 2008 to $17,652,601 in the fiscal year ended March 31, 2009. The decrease was mainly attributable to the decrease in sales volume, which resulted from the disposal of Best Allied on April 1, 2008.

Cost of Revenues

For the fiscal year ended March 31, 2009, our total cost of revenues decreased by $10,731,040, or 73.3%, to $3,907,813 from $14,638,853 for the fiscal year ended March 31, 2008. This decrease was primarily due to the decrease in sales volume, which resulted from the disposal of Best Allied on April 1, 2008.

Gross Profit

Our gross profit amount decreased by $2,694,009, or 89.4%, from $3,013,748 for the fiscal year ended March 31, 2008 to $319,739 for the fiscal year ended March 31, 2009. The decrease was due to decreases in revenues amount as a result of the disposal of Best Allied. Gross profit percentage recorded 7.6% and 17.1% for the years ended March 31, 2009 and 2008, respectively. The decreased gross profit percentage was mainly due to the change in sales mix, in which more lower margin products were manufactured and sold for the fiscal year ended March 31, 2009 than for the same period of 2008.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the fiscal year ended March 31, 2009 decreased by $1,156,943 or 74%, to $407,199 from $1,564,142 for the fiscal year ended 2008. These decreases were primarily contributed by the decrease in operating expenses as a result of the disposal of Best Allied.

Other Income

Our other income, mainly consisting of commission and handling income, for the fiscal years ended March 31, 2009 and 2008 were $48 and $151,677, respectively. This decrease was primarily due to the decrease in provision of handling services.

(Loss)/Income from Operations

Our (loss)/income from operations for the fiscal years ended March 31, 2009 and 2008 were $(87,412) and $1,601,283, respectively. These decreases were primarily due to the decrease in net revenue amount.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the year ended March 31, 2009 of $276,855 was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the fiscal year period ended March 31, 2009 to $199,724, from $140,611 for the same period in 2008. The increase in depreciation expense was mainly due to the fact that purchases of machinery of $390,272 were made for the year ended March 31, 2009.

Interest Expense

Interest expense, net, increased for the fiscal year ended March 31, 2009 to $16,023 from $100,859 for the fiscal year ended March 31, 2008. This decrease was due to the decrease in average bank borrowing balances.

Net (Loss)/Income

We had net loss of $380,290 for the fiscal year ended March 31, 2009 as compared to net income of $1,500,424  for the fiscal year ended March 31, 2008 The decreased result of operations was due to a decrease in revenue and income from operations.

Accounts Receivable

Accounts receivable, increased from $2,464,437 as of March 31, 2008 to $1,538,779 as of March 31, 2009. This decrease was primarily due to a decrease in revenues.

Inventories

At March 31, 2009, we had $137,260 in inventories, compared to$938,661 at March 31, 2008. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. The decrease was due to a decrease in all three categories. Our raw materials decreased from $102,439 at March 31, 2008 to $53,100 at March 31, 2009 primarily due to the decrease in purchases during the year ended March 31, 2009, as compared to the corresponding period ended March 31, 2008. Our Work-in-Progress inventory significantly decreased from $456,216 at March 31, 2008 to $0 at March 31, 2009 primarily due to the implementation of more efficient production schedules, which led to a shorter manufacturing lead time. Our Finished Goods decreased from $380,006 to $84,160 primarily due to more goods delivered to the customers near year ended March 31, 2009, as compared to the year ended March 31, 2008. No inventories were written off for the year ended March 31, 2009.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings and accrued expenses and other liabilities, decreased from $2,168,914 as of March 31, 2008 to $587,750 as of March 31, 2009. This increase was primarily contributed by the decrease in accounts payable and bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a two to three-week cycle, decreased from $607,235 as of March 31, 2008 to $43,178 as of March 31, 2009. The decrease was mainly due to the decrease in inventory level as of March 31, 2009.

Bank and Other Borrowings

Bank and other borrowing, which consist of bank overdrafts, short-term loans, other borrowings, long-term bank loans, decreased from $1,279,745 as of March 31, 2008 to $340,066 as of March 31, 2009. This decrease was primarily due to a decrease in borrowings from banks.

Banking Facilities:

As of March 31, 2009, the banking facilities were secured by the charge over properties owned by the directors of the Company, and personal guarantee executed by the directors of the Company.

Bank loans were charged at rate 0.5% per annum below the bank’s Prime to 1% per annum above the Prime. The interest rates of other credit facilities were at the bank’s Hong Kong Dollar Best Lending Rate or prevailing funding cost, whichever was higher, plus 0.5% to 2% per annum.

Accrued Expenses and Other Liabilities

Accrued expenses decreased from $281,934 as of March 31, 2008 to $204,506 as of March 31, 2009. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. Legal and professional fees increased from $88,944 as of March 31, 2008 to $163,077 as of March 31, 2009. Accrued and staff related costs decreased from $94,322 as of March 31, 2008 to $25,208 as of March 31, 2009. Other accruals and liabilities decreased from $98,668 as of March 31, 2008 to $16,221 as of March 31, 2009. Other accruals and liabilities consist of payables on general administrative and selling expenses and the decrease from fiscal 2008 to 2009 was primarily due to the decrease in operating costs as a result of the disposal of Best Allied on April 1, 2008.

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

Comparison of Liquidity for the Fiscal Years Ended March 31, 2009 and 2008

Net cash provided by operating activities totaled $1,051,352 for the year ended March 31, 2009, which was an increase from the net cash used in operating activities, which totaled $517,578 for the year ended March 31, 2008. This change is primarily attributable to a decrease in accounts receivable balance and inventory level, but offset in part by a decrease in accounts payable.

Net cash used in investing activities totaled $390,272 for the year ended March 31, 2009, which was an increase from the net cash used in investing activities of $12,555 for the year ended March 31, 2007. The increase in use of cash from investing activities was due to more purchases of property and equipment for the year ended March 31, 2009 as compared to 2008.

Net cash used in financing activities totaled $941,581 for year ended March 31, 2009, as compared to $685,382 provided by financing activities for the year ended March 31, 2008. The change from net cash provided by to net cash used in financing activities for the year ended March 31, 2009 was due to a net repayment of bank borrowings of $941,581 for the year ended March 31, 2009 whereas there was a net proceeds from bank borrowings of $677,524 for the year ended March 31, 2008.

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

Off Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Officers

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with SWL. All of the directors identified below were elected to the Board of Directors of the Company immediately after the consummation of the exchange on October 25, 2007, or the Effective Date, and their terms will run until our annual meeting of stockholders in 2009.

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

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary	Total
Roger K.W. Fan	2009	$43,254	$43,254
President Chief Executive Officer	2008	$38,470	$38,470
Chairman of the Board and President	2007	$37,844	$87,914

Tony Ka Kin Chui	2009	$0	$0
Chief Financial Officer	2008	$0	$0
	2007	$0	$0

Hung Man To	2009	$0	$0
Operations Director	2008	$0	$0
	2007	$0	$0

Included in the total compensation of $87,914 for the year ended March 31, 2007 for Mr. Roger K.W. Fan represented a payable of $46,073 for the management consultancy services rendered by Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan. The balance of the amounts due to related parties was interest free and had no fixed date of repayment. There is currently no consulting agreement between the Company and Yin Kee Weaving Factory Limited.

Management Compensation

Except for as stated in the preceding Summary Compensation Table, we have not paid any salary, bonus or other compensation to our officers and directors since our inception. We presently have no compensation arrangements with our officers and directors.

Stock Option Grants

No stock options or stock appreciation rights under any stock incentive plans or otherwise were granted to our executive officers and directors since our inception. No such grants have otherwise been made pursuant to the 2009 Stock Incentive Plan.

Director Compensation

The Company currently does not pay any cash fees to directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2009, no director expenses were reimbursed.

Employment Agreements

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

Committees of the Board of Directors

Our audit committee presently consists of our directors. Our board at this time does not have compensation, governance, nominating or executive committees or any other committees.

Limitation of Director Liability; Indemnification

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by the following persons:

•           each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•           each of our directors and executive officers; and

•           all of our directors and executive officers as a group.

Name and Address	Number of Shares Beneficially Owned	Percentage(1)
Roger K.W. Fan, President, CEO	11,261,250	78.55%
Tony Ka Kin Chui, CFO	1,750	*
Hung Man To, Operations Dir.	43,050	*
Mei Ling Szeto, Secretary	0	-
All Directors, Officers as a Group	11,306,050	78.86%

* Represents less than 1%

(1)
Applicable percentage of ownership is based on 14,336,250 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Sound Worldwide Holdings, Inc. There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

· In 2006, SWL paid management consultancy service fees of $113,922 to Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The agreement, which was for management service, merchandising consultancy and quality checking & approval, was made between Yin Kee Weaving Factory Limited and Asian Point. The agreement dated March 31, 2005 covered the periods from April 1, 2006 to March 31, 2007.

· In 2007, SWL paid management consultancy service fees of $46,073 to Yin Kee Weaving Factory Limited, which is owned and operated by Mr. Roger K.W. Fan, our Chief Executive Officer and Chairman. The agreement, which was for management service, merchandising consultancy and quality checking & approval, was made between Yin Kee Weaving Factory Limited and Asian Point. The agreement dated March 31, 2006 covered the periods from April 1, 2006 to March 31, 2007.

· At March 31, 2006, $739,848 was due to Mr. Roger K.W. Fan, our Chief Executive Officer. This amount represented expenses paid by Mr. Roger K.W. Fan on SWL behalf. This amount was treated as an interest free loan with no fixed date of repayment between Mr. Roger K.W. Fan, the lender, and SWL, the borrower. At March 31, 2007, the amount due to Mr. Roger K.W. Fan decrease from $739,848 to $22,257. As of March 31, 2008 and 2009 the loan has been completely repaid, with $0 due to Mr. Roger K.W. Fan.

Director Independence

None of our directors are deemed to be independent.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

Exhibit	Description
Number	of Exhibits

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)

3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007 (2)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (3)

10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)

10.2	Banking Facilities of Asian Point Investment Limited (3)

10.3	Management Agreement, dated March 31, 2005, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.4	Management Agreement, dated March 31, 2006, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.5	Share Purchase and Exchange Agreement, dated May 27, 2008, among Sound Worldwide Holdings, Inc., Sound Worldwide Limited, Best Allied Industrial Limited and Ms. Ivy S.K. Lam (5)

10.6	Settlement Agreement and Release, dated May 27, 2008, by Sound WorldwideHoldings, Inc. and Ms. Ivy S.K. Lam (5)

14.1	Code of Ethics

14.2	Code of Business Conduct

16.1	Letter from Conner & Associates, PC, dated October 25, 2007 (4)

23.1	Consent of Dominic K. F. Chan & Co., Certified Public Accountants

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10SB (SEC File No.: 000-52116) filed on July 7, 2006 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-146986) filed on October 29, 2007 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2/Amendment No. 1 (SEC File No.: 333-146986) filed on January 22, 2008 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on October 29, 2007 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on May27, 2008 and incorporated by reference herein.

(b)	Reports on Form 8-K. None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dominic K.F. Chan & Co. (“Dominic”) was our principal auditor.

Audit Fees

The aggregate fees billed by Dominic for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $30,000 and $30,000 for fiscal years ended March 31, 2009 and March 31, 2008, respectively.

Audit-Related Fees

No Dominic’s fees were billed for assurance and related services related to the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

Tax Fees

No Dominic’s fees were billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

All Other Fees

No Dominic’s fees were billed for other products and services for the fiscal years ended March 31, 2009 and March 31, 2008, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND WORLDWIDE HOLDINGS, INC.

Date: March 31, 2009

By: /s/ ROGER KWOK WING FAN
Roger Kwok Wing Fan
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009

By: /s/ ROGER KWOK WING FAN
Roger Kwok Wing FanPresident,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2009

/s/ TONY KA KIN CHUI
Tony Ka Kin Chui
Chief Financial Officer
(Principal Financial Officer)

     SOUND WORLDWIDE HOLDINGS, INC.

          CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007
      AND INDEPENDENT AUDITORS’ REPORT

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31 2009, 2008 AND 2007
AND INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOUND WORLDWIDE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of SOUND WORLDWIDE HOLDINGS, INC. and its subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the years ended March 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended March 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
July 14, 2009

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		At March 31,
	Notes	2009	2008
		$	$
ASSETS

Current assets:
Cash and cash equivalents		7,989	288,356
Accounts receivable, net of allowance for doubtful accounts	3	1,538,779	2,464,437
Prepaid expenses and other receivables		422	116,480
Inventories	4	137,260	938,661

Total current assets		1,684,450	3,807,934

Property and equipment, net	5	1,891,844	1,694,374

TOTAL ASSETS		3,576,294	5,502,308

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		43,178	607,235
Bank and other borrowings	6	340,066	1,279,745
Accrued expenses and other liabilities	8	204,506	281,934

Total current liabilities		587,750	2,168,914

Long-term debt:
Bank and other borrowings	6	-	-

TOTAL LIABILITIES		587,750	2,168,914

Commitments and contingencies	11

Stockholder’s equity:
Common stock (USD 0.0001 par value
- authorized 20,000,000 shares; issued and outstanding 14,336,250 shares in 2007 shares in 2009 and 20,000,000 shares in 2008)		1,434	2,000
Additional paid-in capital		645,726	627,916
Retained earnings		2,321,202	2,701,492
Accumulated other comprehensive (loss)/income		20,182	1,986

Total stockholders’ equity		2,988,544	3,333,394

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,576,294	5,502,308

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Year ended March 31,
	Notes	2009	2008	2007
		$	$	$

Net sales		4,227,552	17,652,601	14,840,870
Cost of sales		(3,907,813)	(14,638,853)	(12,017,879)

Gross profit		319,739	3,013,748	2,822,991
Selling, general and administrative expenses, including share based compensation		(407,199)	(1,564,142)	(1,468,467)
Other income		48	151,677	282,013

(Loss)/income from operations		(87,412)	1,601,283	1,636,537
Loss on disposal of a subsidiary		(276,855)	-	-
Other non-operating income		-	-	50,569
Interest expenses		(16,023)	(100,859)	(86,120)

(Loss)/income before income taxes		(380,290)	1,500,424	1,600,986
Income tax expenses	7	-	-	(21,645)

Net (loss)/income		(380,290)	1,500,424	1,579,341

(Loss)/earnings per share, basic and diluted	10	(0.03)	0.08	0.09

Weighted average number of common shares outstanding, basic and diluted	10	14,053,685	18,599,727	17,500,000

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	(loss)/income	earnings	Total
		$	$	$	$	$
Balance, March 31, 2006	17,500,000	1,750	620,308	6,308	1,138,300	1,766,666
Net income	-	-	-	-	1,579,341	1,579,341
Foreign currency translation
adjustments	-	-	-	(8,541)	-	(8,541)
Comprehensive income				(8,541)	1,579,341	1,570,800
Dividend	-	-	-	-	(1,516,573)	(1,516,573)
Balance, March 31, 2007	17,500,000	1,750	620,308	(2,233)	1,201,068	1,820,893
Shares of stock held by Freedom 3’s shareholders	300,000	30	-	-	-	30
Issuance of common stock for consultants upon completion of the share exchange transaction	2,200,000	220	-	-	-	220
Recapitalization in connection with the share exchange transaction	-	-	7,608	-	-	7,608
Net income	-	-	-	-	1,500,424	1,500,424
Foreign currency translation
Adjustments	-	-	-	4,219	-	4,219
Comprehensive income				4,219	1,500,424	1,504,643
Dividend	-	-	-	-	-	-

Balance, March 31, 2008	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	-	-	-
Issuance of shares	400,000	40	(10)	-	-	30
Share based compensation	-	-	17,214	-	-	17,214
Net loss	-	-	-	-	(380,290)	(380,290)
Foreign currency translation adjustments	-	-	-	18,196	-	18,196
Comprehensive loss			-	18,196	(380,290)	(362,094)
Dividend	-	-	-	-	-	-

Balance, March 31, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended March 31,
	2009	2008	2007
	$	$	$

Cash flows from operating activities:
Net (loss) income	(380,290)	1,500,424	1,579,341
Adjustments to reconcile net income to
Net cash (used in)/provided by operating activities:
Depreciation expense	199,724	140,611	142,209
Loss on disposal of property and equipment	-	5,692	(50,569)
Shares based compensation	17,214	-	-
Changes in current assets and liabilities
Accounts receivable	932,021	(1,783,404)	428,772
Prepaid expenses and other receivables	122,556	(85,450)	36,667
Inventories	802,454	(525,320)	394,352
Accounts payable	(564,599)	327,849	(399,553)
Amounts due to related parties	-	(68,466)	(783,185)
Accrued expenses and other liabilities	(77,728)	(29,514)	(12,315)

Net cash provided by/(used in) operating activities	1,051,352	(517,578)	1,335,719

Cash flows from investing activities:
Purchases of property and equipment	(390,272)	(12,555)	(46,159)
Proceeds from sale of property and equipment	-	-	1,057,306

Net cash used in investing activities	(390,272)	(12,555)	1,011,147

Cash flow from financing activities:
Issuance of new shares	-	7,858	-
Proceeds from bank borrowings	677,756	5,455,840	7,803,696
Repayment of new bank borrowings	(1,619,337)	(4,778,316)	(8,529,128)
Dividend paid	-	-	(1,516,573)

Net cash (used in)/provided by financing activities	(941,581)	685,382	(2,242,005)

Effect of exchange rate changes on cash and cash equivalents	134	(5,547)	2,538

Net (decrease) increase in cash and cash equivalents	(280,367)	149,702	107,399
Cash and cash equivalents at beginning of the year	288,356	138,654	31,255

Cash and cash equivalents at end of the year	7,989	288,356	138,654

Supplementary disclosures of cash flow information:
Interest paid	16,023	100,859	86,120

Income taxes paid	-	15,380	-

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (together, the “Group”) are principally engaged in manufacturing and trading of denim fabrics and garments.  The Group owns production plants in Hong Kong and the People’s Republic of China (“PRC”) and its customers are mainly in the United States, Europe and Japan.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (continued)

As of March 31, 2009, the subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities

Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July, 28th, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited	March 26th, 1997		trading of denim fabrics
(“Asian Point”)

2.	Summary of principal accounting policies

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

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances.  The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.  The amounts of reductions to revenue were $2,579, $27,865 and $987 for the years ended March 31, 2009, 2008 and 2007, respectively.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $Nil, $102,823 and $183,879 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions.  This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  The adoption of FIN 48 did not have any impact on the Group’s consolidated financial statements.

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

Foreign currency translation (continued)

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

	2009	2008	2007
Year end HK$ : US$ exchange rate	7.7530	7.7820	7.8137
Average yearly HK$ : US$ exchange rate	7.7768	7.7982	7.7807

Share-based compensation

Effective January 1, 2006, the Group adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Group measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee or consultant is required to provide service in exchange for the award, which generally is the vesting period.

Share-based compensation expense of $17,214, $nil and $nil for the years ended March 31, 2009, 2008 and 2007, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

Recently Issued Accounting Pronouncements

FASB Statement No. 141(R) (“SFAS No. 141(R)”) and FASB Statement No. 160 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51”. SFAS No. 141(R) and SFAS No. 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS No. 141(R) will be applied to business combinations occurring after the effective date. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company does not expect the initial adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.

FASB Statement No. 161 (“SFAS No. 161”)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which requires enhanced disclosures about an entity’s derivatives and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only provides for additional disclosure requirements, management assessed that there will be no impact on the results of operations and financial position.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	At March 31,
	2009	2008
	$	$

Accounts receivable	1,538,779	2,464,437
Less: allowance for doubtful accounts	-	-
	1,538,779	2,464,437

An analysis of the allowance for doubtful accounts is follows:

At March 31,
	2009	2008
	$	$

Balance at beginning of year	-	-
Charges to consolidated statement of income	-	-
Balance at end of year	-	-

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Inventories

Inventories by major categories are summarized as follows:

	At March 31,
	2009	2008
	$	$

Raw materials	53,100	102,439
Work-in-progress	-	456,216
Finished goods	84,160	380,006

	137,260	938,661

No inventories were written off in 2009 and 2008.

5.	Property and equipment, net

Property and equipment consists of the following:

	At March 31,
	2009	2008
	$	$

Office unit		-
Machinery	2,091,586	2,272,563
Furniture and office equipment	593	89,299
Leasehold improvement	-	27,025
Motor vehicles	46,161	89,259
Total	2,138,340	2,478,146
Less: accumulated depreciation	(246,496)	(783,772)
Property and equipment, net	1,891,844	1,694,374

Depreciation expenses for the years ended March 31, 2009 and 2008 were $199,724, $140,611 and $142,209, of which $199,724, $113,393 and 113,647 was included in cost of sales, and $Nil, $27,218 and $28,562 was included in selling, general and administrative expenses in 2009, 2008 and 2007, respectively.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Bank and other borrowings

	At March 31,
	2009	2008
	$	$
Secured:
Repayable within one year
Bank overdraft	-	163,585
Short-term loans	340,066	1,101,708
Other borrowings	-	14,452
	340,066	1,279,745
Long-term bank loans	-	-
	340,066	1,279,745

As of March 31, 2009, the Company’s banking facilities are composed of the following:

	Amount
Facilities granted	Granted	Utilized	Unused
	$	$	$

Other credit facilities	567,522	340,066	227,456
	567,522	340,066	227,456

As of March 31, 2009, the above banking borrowings were secured by the following:

(a)	charge over properties owned by the directors of the Company; and

(b)	personal guarantee executed by the directors of the Company.

Bank loans were charged at rate 0.5% per annum below the bank’s Prime to 1% per annum above the Prime.

The interest rates of other credit facilities were at the bank’s Hong Kong Dollar Best Lending Rate or prevailing funding cost, whichever was higher, plus 0.5% to 2% per annum.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended March 31, 2007, 2008 and 2009. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Company’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2009 (2008: 17.5%).

The provision for income taxes consists of the following:

	Year ended March 31,
	2009	2008	2007
	$	$	$

Current tax
Hong Kong	-	-	21,645

Deferred tax	-	-	-
	-	-	21,645

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At March 31,
	2009	2008	2007
	$	$	$

(Loss)/income before income tax	(380,290)	1,500,424	1,295,087

Hong Kong statutory tax rate	16.5%	17.5%	17.5%
Computed “expected” tax expenses	-	262,574	226,640
Effect of tax exemptions granted	-	(262,574)	(204,995)
Income taxes	-	-	21,645

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The Group has not recognized deferred tax assets in respect of losses due to the unpredictability of the future earnings. The tax losses do not expire under current tax legislation.

Accounting for uncertainty in income taxes

As of April 1, 2006 and for each of the twelve-month ended March 31, 2007, 2008 and 2009, the Group did not have unrecognized tax benefits relating to uncertain tax positions. Also, the Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. No interest or penalties were accrued at the date of initial adoption of FIN 48 and as of March 31, 2008 and 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	At March 31,
	2009	2008
	$	$

Legal and professional fees	163,077	88,944
Accrued staff related costs	25,208	94,322
Other accruals and liabilities	16,221	98,668
	204,506	281,934

9.	Share based compensation

On March 9, 2009, the Board of Directors adopted the 2009 Equity Incentive Plan (the “2009 Incentive Plan”) pursuant to which 6,000,000 shares of the Company’s common stock are reserved for issuance upon exercise of stock options, and for the issuance of stock appreciation rights, restricted stock awards and performance shares. The purpose of the 2009 Incentive Plan is to provide additional incentive to employees, directors, advisors and consultants. The 2009 Incentive Plan provides for a term of 10 years from the date of its adoption by the Board of Directors, after which no awards may be made, unless the 2009 Incentive Plan is early terminated by the Board.

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

	Shares	Weighted average grant date fair value
		$

Balance as of April 1, 2008 and 2007	-	-
Granted on January 22, 2009	100,000	0.51
Granted on February 13, 2009	120,000	0.51
Balance as of March 31, 2009	240,000	0.51

The stock awards vest equally over a period of one year from the date of grant.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	(Loss)/earnings per share

Basic (loss)/earnings per share of common stock was calculated by dividing the net loss of $380,290 (2008: net income of $1,500,424 and 2007: net income of $1,579,341) by the weighted average number of 14,053,685 (2008: 18,599,727 and 2007:17,500,000) common shares.

There is no dilution effect to the basic (loss)/earnings per share of common stock for the years presented.

11.	Commitments and contingencies

The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of 3 to 24 months. Rental expense was $25,454 and $124,803 for the years ended March 31, 2009 and 2008, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2009 were as follows:

$
Year ending March 31,
2010	5,150

Total	5,510

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at March 31, 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Related party balances and transactions

Related party transactions

Related party	Description of transactions	Year ended March 31,
		2009	2008	2007
		$	$	$

Yin Kee Weaving Factory (“Yin Kee”)	Purchase of raw material	1,267	-	-

The amount due to Yin Kee represented payable for the management consultancy services rendered to the Company.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the years ended March 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Company A	50%	29%	11%
Company B	25%	23%	25%
Company C	*	*	12%
Company D	*	*	11%
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at March 31, 2009, 2008 and 2007are as follows:

	Percentage of accounts receivable
	2009	2008	2007

Company A	82%	77%	-
Company B	-	11%	-
Company C	-	-	17%
Company D	-	-	13%
Company E	-	-	11%
Largest receivable balances	82%	88%	41%

14.	Employee benefit plans

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes 5% of relevant payroll costs to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended March 31, 2009, 2008 and 2007 were $Nil, $42,579 and $29,328, respectively.

15.	Fair value of financial instruments

The fair values of cash and cash equivalents, trade accounts receivable, amount due from a related party, short-term loans, trade accounts payable, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Interest rate risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2009 and 2008 and believes its exposure to interest rate risk is not material.

17.	Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.