Form 10-Q
period 2009-06-30
Sound Worldwide Holdings, Inc.
filed 2009-08-19
CIK 1368294

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5153419
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

Flat K, 13/F (Phase 2) Superluck Industrial Centre 57 Sha Tsui Road, Tsuen Wan, N.T. Hong Kong, China	N/A
(Address of principal executive offices)	(zip code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2009, 14,476,250 shares of our common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		June 30,	March 31,
		2009	2009
	Notes	$	$
ASSETS

Current assets:
Cash and cash equivalents		2,066	7,989
Accounts receivable, net of allowance	3
for doubtful accounts		1,539,530	1,538,779
Prepaid expenses and other receivables		2,856	422
Inventories	4	95,792	137,260

Total current assets		1,640,244	1,684,450

Property and equipment, net	5	1,824,427	1,891,844

TOTAL ASSETS		3,464,671	3,576,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		99,092	43,178
Bank and other borrowings		65,528	340,066
Accrued expenses and other liabilities		270,898	204,506

Total current liabilities		435,518	587,750

TOTAL LIABILITIES		435,518	587,750

Commitments and contingencies

Stockholder’s equity:
Common stock (US$0.0001 par value
- authorized 20,000,000 shares;
issued and outstanding 14,476,250
shares in June 30, 2009 and
14,336,250 shares in March 31, 2009)		1,448	1,434
Additional paid-in capital		684,193	645,726
Retained earnings		2,320,877	2,321,202
Accumulated other comprehensive income		22,635	20,182

Total stockholders’ equity		3,029,153	2,988,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,464,671	3,576,294

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Three months ended June 30,
		2009	2008
	Notes	$	$

Net sales		963,191	1,948,644
Cost of sales		(828,615)	(1,840,909)

Gross profit		134,576	107,735
Selling, general and administrative expenses		(109,335)	(107,487)
Other income		-	42

Income from operations		25,241	290
Loss on disposal of a subsidiary		-	(276,041)
Interest expenses		(25,566)	(8,791)

Loss before income taxes		(325)	(284,542)
Income tax expenses		-	-

Net loss		(325)	(284,542)

Loss per share, basic and diluted	8	0.00 cents	2.04 cents

Weighted average number of common shares outstanding, basic and diluted		14,444,162	13,936,250

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, April 1, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544
Issue of shares	140,000	14	38,467	-	-	38,481
Net loss	-	-	-	-	(325)	(325)
Foreign currency translation adjustments	-	-	-	2,453	-	2,453
Comprehensive income	-			2,453	(325)	40,609
Balance, June 30, 2009	14,476,250	1,448	684,193	22,635	2,320,877	3,029,153

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended June 30,
	2009	2008
	$	$

Cash flows from operating activities:
Net loss	(325)	(284,542)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	68,027	32,626
Share based compensation	38,481	-
Changes in current assets and liabilities
Accounts receivable	(254)	677,287
Prepaid expenses and other receivables	(2,434)	61,967
Inventories	41,513	802,417
Accounts payable	66,376	(464,822)
Income tax payable	-	15,377
Accrued expenses and other liabilities	56,350	(105,573)

Net cash provided by operating activities	267,284	734,737

Cash flows from investing activities:
Purchases of property and equipment	-	(236,812)

Net cash used in investing activities	-	(236,812)

Cash flow from financing activities:
New bank borrowings	65,528	589,059
Repayment of bank borrowings	(340,176)	(1,302,488)

Net cash used in financing activities	(274,648)	(713,429)

Effect of exchange rate changes on cash
and cash equivalents	1,441	882

Net decrease in cash and cash equivalents	(5,923)	(214,622)
Cash and cash equivalents at beginning of the period	7,989	288,356

Cash and cash equivalents at end of the period	2,066	73,734

Supplementary disclosures of cash flow information:
Interest paid	25,566	8,791

Income taxes paid	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

As of June 30, 2009, the subsidiaries of the Company include the following:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies(Continued)

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

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances.  The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.  The amounts of reductions to revenue were $Nil and $1,490 for the three months ended June 30, 2009 and 2008, respectively.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (Continued)

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $7,754 and $5,650 for the three months ended June 30, 2009 and 2008, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30,	June 30,
	2009	2008
Quarter end HK$ : US$ exchange rate	7.7505	7.8070
Average quarterly HK$ : US$ exchange rate	7.7505	7.7997

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

Share-based compensation expense of $38,481 and $nil for the three month ended June, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

FASB Statement No. 165165 (“SFAS No. 165”)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through to August 14, 2009, the date unaudited condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period beginning July 1, 2009 through to August 14, 2009 that required recognition or disclosure in the unaudited condensed consolidated financial statements.

FASB Statement FSP FAS No. 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ended after June 15, 2009. The additional disclosure requirements under FSP No. FAS 107-1 and APB No. 28-1 are included in note 10 of the unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Accounts receivable	1,539,530	1,538,779
Less: allowance for doubtful accounts	-	-
	1,539,530	1,538,779

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	Inventories

Inventories by major categories are summarized as follows:

	As of
	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Raw materials	75,706	53,100
Work-in-progress	-	-
Finished goods	20,086	84,160

	95,792	137,260

No inventories were written off for the three months ended June 30, 2009 and for the year ended March 31, 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Property and equipment, net

Property and equipment consists of the following:

	As of
	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Machinery	2,738,286	2,091,586
Furniture and office equipment	593	593
Leasehold improvement	-	-
Motor vehicles	46,175	46,161
Total	2,785,054	2,138,340
Less: accumulated depreciation	(960,627)	(246,496)
Property and equipment, net	1,824,427	1,891,844

Depreciation expenses for the three months ended June 30, 2009 and 2008 were $68,027 and $32,626, of which $68,027 and $38,626 was included in cost of sales, and $Nil and $Nil was included in selling, general and administrative expenses for the three months ended June 30, 2009 and 2008, respectively.

6.	Bank Borrowings And Banking Facilities

At June 30, 2009, the banking facilities consisting of bank loans and other credit facilities were $567,705, of which $65,528 has been drawn down and $502,177 remains available. As of June 30, 2009, the above banking borrowings were secured by the following:

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Share Based Compensation

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

	Shares	Weighted average grant date fair value
		$
Balance as of April 1, 2009	220,000	0.51
Granted on April 2, 2009	20,000	0.51
Balance as of June 30, 2009	240,000	0.51

The stock awards vest equally over a period of one year from the date of grant.

8.	Loss Per Share

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Fair Value Measurement

The fair values of accounts receivable, accounts payable, bank borrowings and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments. The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, for the nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

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

As of September 30, 2008, the subsidiaries of the Company include the following:

☑Sound Worldwide Limited (“SWL”), incorporated in the British Virgin Islands on July 28, 1999, 100% of which is owned by the Company. SWL’s primary business is as an investment holding company;

☑Asian Point Investment Limited (“Asian Point”) , incorporated in the British Virgin Islands on March 26, 1997, 100% of which is owned by the Company. Asian Point’s primary business is manufacturing and trading denim fabrics.

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

Share-based compensation expense of $38,481 and $nil for the three months ended June 30, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

FASB Statement No. 165 (“SFAS No. 165”)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through to August 14, 2009, the date unaudited condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period beginning July 1, 2009 through to August 14, 2009 that required recognition or disclosure in the unaudited condensed consolidated financial statements.

FASB Statement FSP FAS No. 107-1 and APB 28-1

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Additionally, this FSP amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These disclosures are required for interim reporting periods ended after June 15, 2009. The additional disclosure requirements under FSP No. FAS 107-1 and APB No. 28-1 are included in note 10 of the unaudited condensed consolidated financial statements.

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

In any event, we will, consistent with Section 404 of the Sarbanes-Oxley Act of 2002, implement reasonable assurance, risk-based reviews of our internal financial reporting controls; evaluate internal control deficiencies; disclose material weaknesses; review information technology issues; and seek communications with auditors in order to periodically review our control procedures, and create new controls to address perceived material issues regarding financial reporting

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

Our revenues decreased by $985,453, or 50.6%, from $1,948,644 in the three months ended June 30, 2008 to $963,191 in the three months ended June 30, 2009. The decrease was mainly attributable to the change in corporate sales strategy, in which we focus on the sales of higher margin products.  In overall, there is a decrease in sales volume and amount.

Cost of Revenues

For the three months ended June 30, 2009, our total cost of revenues decreased by $1,012,294, or 55.0%, to $828,615 from $1,840,909 for the three months ended June 30, 2008. This decrease was primarily due to the decrease in sales volume, which resulted from the Company’s change in sales strategy.

Gross Profit

Our gross profit amount increased by $26,841, or 24.9%, from $107,735 for the three months ended June 30, 2008 to $134,576 for the three months ended June 30, 2009. Gross profit percentage recorded 14.0% and 5.5% for the quarter ended June 30, 2009 and 2008, respectively. The increased gross profit amount and percentage was mainly due to the change in sales mix, in which more high margin products were manufactured and sold as a result of the Company’s strategic focus in the high-end products.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the three months ended June 30, 2009, increased by $1,848 or 1.7%, to $109,335 from $107,487 for the three months ended June 30, 2008. The slight increase was primarily contributed by the increase in share based compensation cost.

Other Income

Our other income, mainly consisting of commission and handling income, for the three months ended June 30, 2009 and 2008 were $nil and $42, respectively. This decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the three months ended June 30, 2009 and 2008 were $25,241 and $290, respectively. The increase was primarily due to the increase in gross profit amount.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the three months ended June 30, 2008 of $276,041 was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the three months ended June 30, 2009 to $68,027, from $32,626 for the same period in 2008. The increase in depreciation expense was mainly due to the full period effect of the depreciation charge for three months ended June 30, 2009 as a result of the purchases of machinery made in the prior fiscal year.

Interest Expense

Interest expense, net, increased for the three months ended June 30, 2009 to $25,566 from $8,791 for the three months ended June 30, 2008. This increase was due to the increase in average bank borrowing balances.

Net Loss

We had net loss of $325 for the three months ended June 30, 2009 as compared to net loss of $284,542 for the three months ended June 30, 2008. The increased result of operations was due to an increase in gross margin and income from operations.

Accounts Receivable

Accounts receivable, increased from $1,538,779 as of March 31, 2009 to $1,539,530 as of June 30, 2009. This increase was primarily due to the grant of longer credit terms to a few major customers.  The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

Inventories

At June 30, 2009, we had $95,792 in inventories, compared to $137,260 at March 31, 2009. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. Our raw materials increased from $53,100 at March 31, 2009 to $75,706 at June 30, 2009 primarily due to the increase in purchases during the quarter ended June 30, 2009, as compared to the last quarter ended March 31, 2009. Our Work-in-Progress inventory recorded $0 both at March 31 and June 30, 2009. Our Finished Goods decreased from $84,160 to $20,086 primarily due to more goods delivered to the customers near quarter ended June 30, 2009, as compared to the year ended March 31, 2009. No inventories were written off for the three months ended June 30, 2009.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings and accrued expenses and other liabilities, decreased from $587,750 as of March 31, 2009 to $435,518 as of June 30, 2009. This decrease was primarily contributed by the decrease in bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a monthly cycle, increased from $43,178 as of March 31, 2009 to $99,092 as of June 30, 2009. The increase was mainly due to the longer credit terms granted by the material suppliers.

Bank and Other Borrowings

Bank and other borrowings, which consist of bank overdrafts and other borrowings, decreased from $340,066 as of March 31, 2009 to $65,528 as of June 30, 2009. This decrease was primarily due to repayment of some bank borrowings for the quarter ended June 30, 2009.

Banking Facilities:

At June 30, 2009, the banking facilities consisting of bank loans and other credit facilities were $567,705, of which $65,528 has been drawn down and $502,177 remains available. As of June 30, 2009, the above banking borrowings were secured by the following:

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

Accrued Expenses and Other Liabilities

Accrued expenses increased from $204,506 as of March 31, 2009 to $270,898 as of June 30, 2009. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. Legal and professional fees decreased from $163,077 as of March 31, 2008 to $145,189 as of June 30, 2009. Accrued and staff related costs increased from $25,208 as of March 31, 2009 to $35,138 as of June 30, 2009. Other accruals and liabilities increased from $16,221 as of March 31, 2009 to $90,570 as of June 30, 2009. Other accruals and liabilities consist of payables on general administrative and selling expenses and the increase was primarily due to some invoices received and unpaid near quarter ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled $267,284 for the quarter ended June 30, 2009, which was a decrease from the net cash provided by operating activities, which totaled $734,737 for the quarter ended June 30, 2008. This net cash provided by operating activities is primarily attributable to an increase in accounts payable and a decrease in inventory level, but offset in part by an increase in accounts receivable and other receivables.

Investing Activities

Net cash used in investing activities totaled $nil for the quarter ended June 30, 2009, as compared to the net cash used in investing activities of $236,812 for the quarter ended June 30, 2008. The use of cash from investing activities represented purchases of property and equipment.

Financing Activities

Net cash used in financing activities totaled $274,648 for quarter ended June 30, 2009, as compared to $713,429 used in financing activities for the quarter ended June 30, 2008. The net cash used in financing activities was due to a net repayment of bank borrowings of $274,648 for the quarter ended June 30, 2009 as compared to a net repayment of bank borrowings of $713,429 for the quarter ended June 30, 2008.

The summary of our cash flow statement was as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$267,284	$734,737

Net cash used in investing activities	$-	$(236,812)

Net cash used in financing activities	$(274,648)	$(713,429)

Effect of exchange rate on cash	$1,441	$882

Net decrease in cash	$(5,923)	$(214,622)

Cash at beginning of period	$7,989	$288,356

Cash at end of period	$2,066	$73,734

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

The following table sets forth the Company Contractual Payment Obligations:

Contractual Obligation	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$104,615	$104,615	—	—	—
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long—Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$104,615	$104,615	—	—	—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PART II - OTHER INFORMATION

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

Dated: August 18, 2009

/s/ ROGER KWOK WING FAN
Roger Kwok Wing Fan
President and Chief Executive Officer and Chairman
(Principal Executive Officer) of Sound Worldwide Holdings, Inc.