Form 10-Q
period 2009-09-30
Sound Worldwide Holdings, Inc.
filed 2009-11-13
CIK 1368294

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5153419
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

Unit 1, 14/F, Leader Industrial Centre Nos. 57-59 Au Pui Wan Street, Shatin, N.T. Hong Kong, China	N/A
(Address of principal executive offices)	(zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2009, 14,696,250 shares of our common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		September 30,	March 31,
		2009	2009
	Notes	$	$
ASSETS

Current assets:
Cash and cash equivalents		9,508	7,989
Accounts receivable, net of allowance for doubtful accounts	3	1,837,024	1,538,779
Prepaid expenses and other receivables		2,855	422
Inventories	4	-	137,260

Total current assets		1,849,387	1,684,450

Property and equipment, net	5	1,756,287	1,891,844

TOTAL ASSETS		3,605,674	3,576,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		365,769	43,178
Bank and other borrowings		-	340,066
Accrued expenses and other liabilities		181,068	204,506

Total current liabilities		546,837	587,750

TOTAL LIABILITIES		546,837	587,750

Commitments and contingencies

Stockholder’s equity:
Common stock (US$0.0001 par value - authorized 20,000,000 shares; issued and outstanding 14,696,250 shares in September 30, 2009 and 14,336,250 shares in March 31, 2009)		1,470	1,434
Additional paid-in capital		738,252	645,726
Retained earnings		2,296,746	2,321,202
Accumulated other comprehensive income incinc(loss)/income		22,369	20,182

Total stockholders’ equity		3,058,837	2,988,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,605,674	3,576,294

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	1,211,355	2,121,906	2,174,546	4,070,550
Cost of sales	(1,158,469)	(1,834,072)	(1,987,084)	(3,674,981)

Gross profit	52,886	287,834	187,462	395,569
Selling, general and administrative expenses, including shared based payment	(71,296)	(119,788)	(180,631)	(227,275)
Other income	-	6	-	48

Income from operations	(18,410)	168,052	6,831	168,342
Loss on disposal of a subsidiary	-	-	-	(276,041)
Interest expenses	(5,721)	(3,248)	(31,287)	(12,039)

Income / (loss) before taxes	(24,131)	164,804	(24,456)	(119,738)
Income taxes expenses	-	(1,793)	-	(1,793)

Net income / (loss)	(24,131)	163,011	(24,456)	(121,531)

Earnings / (loss) per common share, basic and diluted	(0.16) cents	1.17 cents	(0.17) cents	(0.87) cents

Weighted average number of common shares outstanding, basic and diluted	14,652,337	13,975,380	14,511,113	13,955,922

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, April 1, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544
Issue of shares	360,000	36	92,526	-	-	92,562
Net loss	-	-	-	-	(24,456)	(24,456)
Foreign currency translation adjustments	-	-	-	2,187	-	2,187
Comprehensive income	-	36	92,526	2,187	(24,456)	70,293
Balance, September 30, 2009	14,696,250	1,470	738,252	22,369	2,296,746	3,058,837

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended September 30,
	2009	2008
	$	$

Cash flows from operating activities:
Net loss	(24,456)	(121,531)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	136,028	71,635
Share based compensation	66,761	-
Changes in current assets and liabilities
Accounts receivable	(297,809)	859,356
Prepaid expenses and other receivables	8,634	100,643
Inventories	137,278	903,363
Accounts payable	322,538	(554,260)
Income tax payable	-	15,378
Accrued expenses and other liabilities	(8,733)	(169,386)

Net cash provided by operating activities	340,241	1,105,198

Cash flows from investing activities:
Purchases of property and equipment	-	(389,134)

Net cash used in investing activities	-	(389,134)

Cash flow from financing activities:
New bank borrowings	-	673,716
Repayment of bank borrowings	(340,110)	(1,525,160)

Net cash used in financing activities	(340,110)	(851,444)

Effect of exchange rate changes on cash and cash equivalents	1,388	1,138

Net (increase)/decrease in cash and cash equivalents	1,519	(134,242)
Cash and cash equivalents at beginning of the period	7,989	288,356

Cash and cash equivalents at end of the period	9,508	154,114

Supplementary disclosures of cash flow information:
Interest paid	31,287	12,039

Income taxes paid	-	1,793

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

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

For accounting purposes, the Exchange has been treated as an acquisition of Freedom 3 by Sound Worldwide and as a recapitalization of Sound Worldwide (i.e. a “reverse acquisition”), in which Sound Worldwide was deemed to be the accounting acquirer. As a result of the Exchange, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Sound Worldwide, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Sound Worldwide prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

As of September 30, 2009, the subsidiaries of the Company include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities

Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July, 28th, 1999

Asian Point	BVI	100%	Manufacturing and trading of
Investment Limited	March 26th, 1997		denim fabrics
(“Asian Point”)

2.	Summary of principal accounting policies

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

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

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

Impairment of long-lived assets

In accordance with FASB Accounting Standard Codification Topic 360 (ASC 360) “Property, Plant and Equipment – Overall” (Formerly known as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ), long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

No impairment of long-lived assets was recognized for the period presented.

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

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances.  The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.  The amounts of reductions to revenue were $Nil and $2,571 for the six months ended September 30, 2009 and 2008, respectively.

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $9,512 and $8,436 for the six months ended September 30, 2009 and 2008, respectively.

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

FASB Accounting Standard Codification Topic 740 (ASC 740) “Income taxes”, (Formerly known as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)).  ASC 740 clarifies the accounting for uncertainty in tax positions.  This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  The adoption of ASC 740 did not have any impact on the Group’s consolidated financial statements.

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

	September 30,	September 30,
	2009	2008
Quarter end HK$ : US$ exchange rate	7.7510	7.7890
Average quarterly HK$ : US$ exchange rate	7.7520	7.7995

Share-based compensation

The Company adopted FASB Accounting Standard Codification Topic 718 (ASC 718) “Compensation – Stock Compensation” (Formerly known as SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”)). Under ASC 718, the Group measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee or consultant is required to provide service in exchange for the award, which generally is the vesting period.

Share-based compensation expense included in selling, general and administrative expenses for the six month ended September, 2009 and 2008 was $66,761 and $nil, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

Recently Issued Accounting Pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Accounts receivable	1,837,024	1,538,779
Less: allowance for doubtful accounts	-	-
	1,837,024	1,538,779

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	Inventories

Inventories by major categories are summarized as follows:

	As of
	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Raw materials	-	53,100
Work-in-progress	-	-
Finished goods	-	84,160

	-	137,260

No inventories were written off for the six months ended September 30, 2009 and for the year ended March 31, 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Property and equipment, net

Property and equipment consists of the following:

	As of
	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Machinery	2,092,127	2,091,586
Furniture and office equipment	593	593
Leasehold improvement	-	-
Motor vehicles	46,172	46,161
Total	2,138,892	2,138,340
Less: accumulated depreciation	(382,605)	(246,496)
Property and equipment, net	1,756,287	1,891,844

Depreciation expenses for the six months ended September 30, 2009 and 2008 were $136,028 and $71,635, of which $136,028 and $71,635 was included in cost of sales, and $Nil and $Nil was included in selling, general and administrative expenses for the six months ended September 30, 2009 and 2008, respectively.

6.	Bank borrowings and banking facilities

At September 30, 2009, there was no banking facilities consisting of bank loans and other credit facilities.

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

	Shares	Weighted average grant date fair value
		$
Balance as of April 1, 2009	220,000	0.51
Granted on April 2, 2009	20,000	0.51
Granted on July 10, 2009	220,000	0.51
Balance as of September 30, 2009	460,000	0.51

The stock awards vest equally over a period of one year from the date of grant.

8.	(Loss)/income per share

Basic (loss)/income per share of common stock was calculated by dividing the net (loss)/income by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic (loss)/income per share of common stock for the periods presented.

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

10.	Fair value measurement

A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company adopted the provisions of FASB Accounting Standard Codification Topic 820 (ASC 820), “Fair Value Measurements and Disclosures” (Formerly known as SFAS No. 157 “Fair Value Measurement”). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. ASC 820, Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

11.	Subsequent events

We have evaluated significant events and transactions that occurred from October 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these foward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

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

Share-based compensation expense of $66,761 and $nil for the nine months ended September 30, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

In any event, we will, consistent with Section 404 of the Sarbanes-Oxley Act of 2002, implement reasonable assurance, risk-based reviews of our internal financial reporting controls; evaluate internal control deficiencies; disclose material weaknesses; review information technology issues; and seek communications with auditors in order to periodically review our control procedures, and create new controls to address perceived material issues regarding financial reporting

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

Our revenues decreased by $910,551, or 42.9%, from $2,121,906 in the three months ended September 30, 2008 to $1,211,355 in the three months ended September 30, 2009. The decrease was mainly attributable to the the reduction selling price of the products as a result of an increase in competition.  In overall, there is a decrease in both sales volume and amount.

Cost of Revenues

For the three months ended September 30, 2009, our total cost of revenues decreased by $675,603, or 36.8%, to $1,158,469 from $1,834,072 for the three months ended September 30, 2008. This decrease was primarily due to the decrease in sales volume, which resulted from the increase in competition.

Gross Profit

Our gross profit amount decreased by $234,948, or 81.6%, from $287,834 for the three months ended September 30, 2008 to $52,886 for the three months ended September 30, 2009. Gross profit percentage recorded 4.4% and 13.6% for the quarter ended September 30, 2009 and 2008, respectively. The decreased gross profit amount and percentage was mainly due to the reduction in selling price.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the three months ended September 30, 2009, decreased by $48,492 or 40.5%, to $71,296 from $119,788 for the three months ended September 30, 2008. The decrease was in line with the decrease in revenue.

Other Income

Our other income, mainly consisting of commission and handling income, for the three months ended June 30, 2009 and 2008 were $nil and $6, respectively. This decrease was primarily due to the decrease in provision of handling services.

(Loss)/income from Operations

Our (loss)/income from operations for the three months ended September 30, 2009 and 2008 were $(18,410) and $168,052, respectively. The decrease was primarily due to the decrease in revenue.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the three months ended September 30, 2009 to $68,001, from $39,009 for the same period in 2008. The increase in depreciation expense was mainly due to the full period effect of the depreciation charge for three months ended September 30, 2009 as a result of the purchases of machinery made in the prior fiscal year.

Interest Expense

Interest expense, net, increased for the three months ended September 30, 2009 to $5,721 from $3,248 for the three months ended September 30, 2008. This increase was due to the increase in average bank borrowing balances.

Net (Loss)/Income

We had net loss of $24,131 for the three months ended September 30, 2009 as compared to net income of $163,011 for the three months ended September 30, 2008. The decreased net result was due to a decrease in revenue and income from operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

Our revenues decreased by $1,896,004, or 46.6%, from $4,070,550 in the six months ended September 30, 2008 to $2,174,546 in the six months ended September 30, 2009. The decrease was mainly attributable to the the reduction selling price of the products as a result of an increase in competition.  In overall, there is a decrease in both sales volume and amount.

Cost of Revenues

For the six months ended September 30, 2009, our total cost of revenues decreased by $1,687,897, or 45.9%, to $1,987,084 from $3,674,981 for the six months ended September 30, 2008. This decrease was primarily due to the decrease in sales volume, which resulted from the increase in competition.

Gross Profit

Our gross profit amount decreased by $208,107, or 52.6%, from $395,569 for the six months ended September 30, 2008 to $187,462 for the six months ended September 30, 2009. Gross profit percentage recorded 8.6% and 9.7% for the six months ended September 30, 2009 and 2008, respectively. The decreased gross profit amount and percentage was mainly due to the reduction in selling price.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the six months ended September 30, 2009, decreased by $46,644 or 20.5%, to $180,631 from $227,275 for the six months ended September 30, 2008. The decrease was resulted from the decrease in revenue.

Other Income

Our other income, mainly consisting of commission and handling income, for the six months ended September 30, 2009 and 2008 were $nil and $48, respectively. This decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the six months ended September 30, 2009 and 2008 were $6,831 and $168,342, respectively. The decrease was primarily due to the decrease in revenue.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the six months ended September 30, 2008 of $276,041 was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the six months ended September 30, 2009 to $136,028, from $71,635 for the same period in 2008. The increase in depreciation expense was mainly due to the full period effect of the depreciation charge for six months ended September 30, 2009 as a result of the purchases of machinery made in the prior fiscal year.

Interest Expense

Interest expense, net, increased for the six months ended September 30, 2009 to $31,287 from $12,039 for the six months ended September 30, 2008. This increase was due to the increase in average bank borrowing balances.

Net Loss

We had net loss of $24,456 for the six months ended September 30, 2009 as compared to net loss of $121,531 for the six months ended September 30, 2008. The decreased net loss was due to the loss on disposal of Best Allied.

Accounts Receivable

Accounts receivable, increased from $1,538,779 as of March 31, 2009 to $1,837,024 as of September 30, 2009. This increase was primarily due to the grant of longer credit terms to a few major customers.  The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

Inventories

At September 30, 2009, we did not have any inventory on hand, compared to $137,260 at March 31, 2009. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. Our raw materials decreased from $53,100 at March 31, 2009 to $nil at September 30, 2009 primarily due to the decrease in purchases during the quarter ended September 30, 2009, as compared to the last quarter ended March 31, 2009. Our Work-in-Progress inventory recorded $0 both at March 31 and September 30, 2009. Our Finished Goods decreased from $84,160 to nil primarily due to more goods delivered to the customers near quarter ended September 30, 2009, as compared to the year ended March 31, 2009. No inventories were written off for the six months ended September 30, 2009.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings and accrued expenses and other liabilities, decreased from $587,750 as of March 31, 2009 to $546,837 as of September 30, 2009. This decrease was primarily contributed by the decrease in bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a monthly cycle, increased from $43,178 as of March 31, 2009 to $365,769 as of September 30, 2009. The increase was mainly due to the longer credit terms granted by the material suppliers.

Bank and Other Borrowings

Bank and other borrowings, which consist of bank overdrafts and other borrowings, decreased from $340,066 as of March 31, 2009 to nil as of September 30, 2009. This decrease was primarily due to repayment of all bank borrowings during the six months ended September 30, 2009.

Banking Facilities:

At September 30, 2009, the banking facilities consisting of bank loans and other credit facilities were $567,705, of which no amount has been drawn down and the whole facility remains available. As of September 30, 2009, the above banking borrowings were secured by the following:

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

Accrued Expenses and Other Liabilities

Accrued expenses decreased from $204,506 as of March 31, 2009 to $181,068 as of September 30, 2009. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. Other accruals and liabilities consist of payables on general administrative and selling expenses. The decrease in accrued expenses and other liabilities was primarily due to fewer invoices received and unpaid near quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled $340,241 for the six months ended September 30, 2009, which was a decrease from the net cash provided by operating activities, which totaled $1,105,198 for the same period of 2008. This net cash provided by operating activities was primarily attributable to an increase in accounts payable and a decrease in inventory level, but offset in part by an increase in accounts receivable and other receivables.

Investing Activities

Net cash used in investing activities totaled $nil for the six months ended September 30, 2009, as compared to the net cash used in investing activities of $389,134 for six months ended September 30, 2008. The use of cash from investing activities represented purchases of property and equipment.

Financing Activities

Net cash used in financing activities totaled $340,110 for six months ended September 30, 2009, as compared to $851,444 used in financing activities for the six months ended September 30, 2008. The net cash used in financing activities was due to a net repayment of bank borrowings of $340,110 for the six months ended September 30, 2009 as compared to a net repayment of bank borrowings of $851,444 for the six months ended September 30, 2008.

The summary of our cash flow statement was as follows:

	For the Six Months Ended
	September 30, 2009	September 30, 2008
Net cash provided by operating activities	$340,241	$1,105,198

Net cash used in investing activities	$-	$(389,134)

Net cash used in financing activities	$(341,110)	$(851,444)

Effect of exchange rate on cash	$1,388	$1,138

Net increase/(decrease) in cash	$1,519	$(134,242)

Cash at beginning of period	$7,989	$288,356

Cash at end of period	$9,508	$154,114

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

On September 19, 2008, the Company issued 300,000 shares of restricted common stock to Wakabayashi Fund, LLC in consideration for services rendered.  The Company issued these shares under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S promulgated thereunder due to the fact that none of the members of Wakabayashi Fund, LLC are non- US residents.

On August 20, 2009, the Company issued 220,000 shares of restricted common stock to Virginia K. Sourlis, Esq. for services rendered.

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

Dated: September 30, 2009

/s/ ROGER KWOK WING FAN

Roger Kwok Wing Fan
President and Chief Executive Officer and Chairman
(Principal Executive Officer) of Sound Worldwide Holdings, Inc.