Form 10-Q
period 2009-12-31
Sound Worldwide Holdings, Inc.
filed 2010-02-12
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

Commission file number: 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5153419
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

Unit 1, 14/F, Leader Industrial Centre Nos. 57-59 Au Pui Wan Street, Shatin, N.T. Hong Kong, China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2414-1831

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of  December 31, 2009, the registrant had 14,696,250 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Item 1.                      Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

.

  SOUND WORLDWIDE HOLDINGS, INC.

          Unaudited Condensed Consolidated Financial Statements
           For The Nine Months Ended
      December 31, 2009 and 2008
(Stated in US Dollars)

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’	6
EQUITY AND COMPREHENSIVE INCOME

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8- 19

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		As of
		December 31,	March 31,
		2009 $	2009 $
	Notes
ASSETS

Current assets:
Cash and cash equivalents		15,964	7,989
Accounts receivable, net of allowance	3
for doubtful accounts		1,481,299	1,538,779
Prepaid expenses and other receivables		2,854	422
Inventories	4	-	137,260

Total current assets		1,500,117	1,684,450

Property and equipment, net	5	1,687,284	1,891,844

TOTAL ASSETS		3,187,401	3,576,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		91,094	43,178
Bank and other borrowings		-	340,066
Accrued expenses and other liabilities		149,285	204,506

Total current liabilities		240,379	587,750

TOTAL LIABILITIES		240,379	587,750

Commitments and contingencies

Stockholder’s equity:
Common stock (US$0.0001 par value
- authorized 20,000,000 shares; issued and outstanding 14,696,250 shares in December 31, 2009 and 14,336,250 shares in March 31, 2009)		1,470	1,434
Additional paid-in capital		766,532	645,726
Retained earnings		2,158,451	2,321,202
Accumulated other comprehensive income		20,569	20,182

Total stockholders’ equity		2,947,022	2,988,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		3,187,401	3,576,294

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Net sales	106,901	42,820	2,281,447	4,113,370
Cost of sales	(178,182)	(80,491)	(2,165,266)	(3,755,472)

Gross profit	(71,281)	(37,671)	116,181	357,898
Selling, general and administrative expenses, including shared based payment	(67,009)	(70,717)	(247,640)	(297,991)
Other income	-	-	-	48

Income / (loss) from operations	(138,290)	(108,388)	(131,459)	59,955
Loss on disposal of a subsidiary	-	(280)	-	(276,321)
Interest expenses	(5)	(3,705)	(31,292)	(15,744)

Loss before taxes	(138,295)	(112,373)	(162,751)	(232,110)
Income taxes expenses	-	-	-	(1,793)

Net loss	(138,295)	(112,373)	(162,751)	(233,903)

Loss per common stock, basic and diluted	(0.94) cents	(0.79) cents	(1.12) cents	(1.68) cents

Weighted average number of common stocks outstanding, basic and diluted	14,676,250	14,236,250	14,592,977	13,938,524

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in	Comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
		$	$	$	$	$

Balance, April 1, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544
Issue of stocks	360,000	36	120,806	-	-	120,842
Net loss	-	-	-	-	(162,751)	(162,751)
Foreign currency translation adjustments	-	-	-	387	-	387
Comprehensive income	-	36	120,806	387	(162,751)	(41,522)
Balance, December 31, 2009	14,696,250	1,470	766,532	20,569	2,158,451	2,947,022

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended December 31,
	2009	2008
	$	$

Cash flows from operating activities:
Net loss	(162,751)	(233,903)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	204,071	111,459
Share based compensation	95,042	-
Changes in current assets and liabilities
Accounts receivable	57,018	928,709
Prepaid expenses and other receivables	(2,434)	100,552
Inventories	137,298	922,101
Accounts payable	63,651	(606,473)
Amount due to related parties	11,527	-
Accrued expenses and other liabilities	(56,654)	(115,245)
Tax prepayment	-	15,392

Net cash provided by operating activities	346,768	1,122,592

Cash flows from investing activity:
Purchases of property and equipment	-	(389,520)

Net cash used in investing activity	-	(389,520)

Cash flow from financing activities:
New bank borrowings	-	674,383
Repayment of bank borrowings	(340,158)	(1,614,148)

Net cash used in financing activities	(340,158)	(939,765)

Effect of exchange rate changes on cash and cash equivalents	1,365	1,161

Net (increase)/decrease in cash and cash equivalents	7,975	(205,532)
Cash and cash equivalents at beginning of the period	7,989	288,356

Cash and cash equivalents at end of the period	15,964	82,824

Supplementary disclosures of cash flow information:
Interest paid	31,292	15,744

Income taxes paid	-	1,793

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations (Continued)

As of December 31, 2009, the subsidiaries of the Company include the following:

	Place and date	Attributable equity	Principal
Name of company	of incorporation	interest held	activities

Sound Worldwide	BVI	100%	Investment holding
Limited (“SWL”)	July, 28th, 1999

Asian Point	BVI	100%	Manufacturing and
Investment Limited (“Asian Point”)	March 26th, 1997		trading of denim fabrics

2.	Summary of principal accounting policies

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

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances.  The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.  The amounts of reductions to revenue were $Nil and $2,751 for the nine months ended December 31, 2009 and 2008, respectively.

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $3,455 and $9,381 for the nine months ended December 31, 2009 and 2008, respectively.

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

	December 31,	December 31,
	2009	2008
Quarter end HK$ : US$ exchange rate	7.7555	7.7918
Average quarterly HK$ : US$ exchange rate	7.7509	7.7980

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

Share-based compensation expense included in selling, general and administrative expenses for the nine month ended December 31, 2009 and 2008 was $95,042 and $nil, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Accounts receivable	1,481,299	1,538,779
Less: allowance for doubtful accounts	-	-
	1,481,299	1,538,779

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

No inventories were written off for the nine months ended December 31, 2009 and for the year ended March 31, 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Property and equipment, net

Property and equipment consists of the following:

	As of
	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
	$	$

Machinery	2,090,912	2,091,586
Furniture and office equipment	593	593
Leasehold improvement	-	-
Motor vehicles	46,145	46,161
Total	2,137,650	2,138,340
Less: accumulated depreciation	(450,366)	(246,496)
Property and equipment, net	1,687,284	1,891,844

Depreciation expenses for the nine months ended December 31, 2009 and 2008 were $204,071 and $111,459, of which $204,071 and $111,459 was included in cost of sales, and $Nil and $Nil was included in selling, general and administrative expenses for the nine months ended December 31, 2009 and 2008, respectively.

6.	Bank borrowings and banking facilities

At December 31, 2009, the group did not incur any bank borrowing and was not granted any banking or credit facilities.

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

	Shares	Weighted average grant date fair value
		$
Balance as of April 1, 2009	220,000	0.51
Granted on April 2, 2009	20,000	0.51
Granted on July 10, 2009	220,000	0.51
Balance as of December 31, 2009	460,000	0.51

The stock awards vest equally over a period of one year from the date of grant.

8.	(Loss)/income per share

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

11.	Subsequent events

We have evaluated significant events and transactions that occurred from January 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended December  31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Revenues

Our revenues increased by $64,081, or 149.7%, from $42,820 in the three months ended December 31, 2008 to $106,901 in the three months ended December 31, 2009. The increase was mainly attributable to the increasing selling price of the products as a result of a decrease in competition.  In overall, there is an increase in both sales volume and amount.

Cost of Revenues

For the three months ended December 31, 2009, our total cost of revenues increased by $97,691, or 121.4%, to $178,182 from $80,491 for the three months ended December 31, 2008. This increase was primarily due to the increase in sales volume, which resulted from the decrease in competition.

Gross Loss

Our gross loss amount increased by $33,610, or 89.2%, from $37,671 for the three months ended December 31, 2008 to $71,281 for the three months ended December 31, 2009. Gross loss percentage recorded 66.7% and 88% for the quarter ended December 31, 2009 and 2008, respectively. The decreased gross loss amount and percentage was mainly due to the increased in selling price.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the three months ended December 31, 2009, decreased by $3,708 or 5.2%, to $67,009 from $70,717 for the three months ended December 31, 2008. The decrease was in line with the control expenses..

Other Income

Our other income, mainly consisting of commission and handling income, for the three months ended December 31, 2009 and 2008 were $nil and $nil, respectively.

(Loss)/income from Operations

Our (loss)/income from operations for the three months ended December 31, 2009 and 2008 were $(138,290) and $(108,388), respectively. The increase was primarily due to the increase in cost of revenues.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the three months ended December 31, 2009 to $68,024 from $37,153 for the same period in 2008. The increase in depreciation expense was mainly due to the full period effect of the depreciation charge for three months ended December 31, 2009 as a result of the purchases of machinery made in the prior fiscal year.

Interest Expense

Interest expense, net, decreased for the three months ended December 31, 2009 to $5 from $3,705 for the three months ended December 31, 2008. This decrease was due to the decrease in average bank borrowing balances.

Net (Loss)/Income

We had net loss of $138,295 for the three months ended December 31, 2009 as compared to net loss of $112,373 for the three months ended December 31, 2008. The increased net result was due to an increase in cost of revenues.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Revenues

Our revenues decreased by $1,831,923, or 44.5%, from $4,113,370 in the nine months ended December 31, 2008 to $2,281,447 in the nine months ended December 31, 2009. The decrease was mainly attributable to the reduction in selling price of the products as a result of an increase in competition.  In overall, there is a decrease in both sales volume and amount.

Cost of Revenues

For the nine months ended December 31, 2009, our total cost of revenues decreased by $1,590,206, or 42.3%, to $2,165,266 from $3,755,472 for the nine months ended December 31, 2008. This decrease was primarily due to the decrease in sales volume, which resulted from the increase in competition.

Gross Profit

Our gross profit amount decreased by $241,717, or 67.5%, from $357,898 for the nine months ended December 31, 2008 to $116,181 for the nine months ended December 31, 2009. Gross profit percentage recorded 5.1% and 8.7% for the nine months ended December 31, 2009 and 2008, respectively. The decreased gross profit amount and percentage was mainly due to the reduction in selling price.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the nine months ended December 31, 2009, decreased by $50,351 or 16.9%, to $247,640 from $297,991 for the nine months ended December 31, 2008. The decrease was resulted from the decrease in revenue.

Other Income

Our other income, mainly consisting of commission and handling income, for the nine months ended December 31, 2009 and 2008 were $nil and $48, respectively. This decrease was primarily due to the decrease in provision of handling services.

Income from Operations

Our income from operations for the nine months ended December 31, 2009 and 2008 were $(131,459) and $59,955, respectively. The decrease was primarily due to the decrease in revenue.

Loss on Disposal of Best Allied

Our loss on our disposal of Best Allied for the nine months ended December 31, 2008 of $276,041 was in relation to the disposal of Best Allied on April 1, 2008.

Depreciation

Depreciation expense for office units, machinery, furniture equipment and motor vehicles, increased for the nine months ended December 31, 2009 to $204,071, from $111,459 for the same period in 2008. The increase in depreciation expense was mainly due to the full period effect of the depreciation charge for nine months ended December 31, 2009 as a result of the purchases of machinery made in the prior fiscal year.

Interest Expense

Interest expense, net, increased for the nine months ended December 31, 2009 to $31,292 from $15,744 for the nine months ended December 31, 2008. This increase was due to the increase in average bank borrowing balances.

Net Loss

We had net loss of $162,751 for the nine months ended December 31, 2009 as compared to net loss of $232,110 for the nine months ended December 31, 2008. The decreased net loss was due to the loss on disposal of Best Allied.

Accounts Receivable

Accounts receivable, decreased from $1,538,779 as of March 31, 2009 to $1,481,299 as of December 31, 2009. This decrease was primarily due to the decrease in revenue. The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis. Credit evaluations are performed on all customers requiring credit over a certain amount.

Inventories

At December 31, 2009, we did not have any inventory on hand, compared to $137,260 at March 31, 2009. Our inventories consist of raw materials, products which are work-in-progress, and finished goods. Our raw materials decreased from $53,100 at March 31, 2009 to $nil at December 31, 2009 primarily due to the decrease in purchases during the quarter ended December 31, 2009, as compared to the last quarter ended March 31, 2009. Our Work-in-Progress inventory recorded $0 both at March 31 and December 31, 2009. Our Finished Goods decreased from $84,160 to nil primarily due to more goods delivered to the customers near quarter ended December 31, 2009, as compared to the year ended March 31, 2009. No inventories were written off for the nine months ended December 31, 2009.

Current Liabilities

Total current liabilities, consisting of accounts payable, bank and other borrowings and accrued expenses and other liabilities, decreased from $587,750 as of March 31, 2009 to $240,379 as of December 31, 2009. This decrease was primarily contributed by the decrease in bank borrowings.

Accounts Payable

Accounts payable, which typically operates on a monthly cycle, increased from $43,178 as of March 31, 2009 to $91,094 as of December 31, 2009. The increase was mainly due to the longer credit terms granted by the material suppliers.

Bank and Other Borrowings

Bank and other borrowings, which consist of bank overdrafts and other borrowings, decreased from $340,066 as of March 31, 2009 to $nil as of December 31, 2009. This decrease was primarily due to repayment of all bank borrowings during the nine months ended December 31, 2009.

Banking Facilities:

At December 31, 2009, the group did not incur any bank borrowing and was not granted any banking or credit facilities.

Accrued Expenses and Other Liabilities

Accrued expenses decreased from $204,506 as of March 31, 2009 to $149,285 as of December 31, 2009. Accrued expenses consist of legal and professional fees, accrued staff related costs and other accruals and liabilities. Other accruals and liabilities consist of payables on general administrative and selling expenses. The decrease in accrued expenses and other liabilities was primarily due to fewer invoices received and unpaid near quarter ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled $346,768 for the nine months ended December 31, 2009, which was a decrease from the net cash provided by operating activities, which totaled $1,122,592 for the same period of 2008. This net cash provided by operating activities was primarily attributable to an increase in accounts payable and a decrease in inventory level, but offset in part by an increase in accounts receivable and other receivables.

Investing Activities

Net cash used in investing activities totaled $nil for the nine months ended December 31, 2009, as compared to the net cash used in investing activities of $389,520 for nine months ended December 31, 2008. The use of cash from investing activities represented purchases of property and equipment.

Financing Activities

Net cash used in financing activities totaled $340,158 for nine months ended December 31, 2009, as compared to $939,765 used in financing activities for the nine months ended December 31, 2008. The net cash used in financing activities was due to a net repayment of bank borrowings of $340,158 for the nine months ended December 31, 2009 as compared to a net repayment of bank borrowings of $939,765 for the nine months ended December 31, 2008.

The summary of our cash flow statement was as follows:

	For the Nine Months Ended
	December 31, 2009	December 31, 2008
Net cash provided by operating activities	$346,768	$1,122,592

Net cash used in investing activities	$-	$(389,520))

Net cash used in financing activities	$(340,185))	$(939,765))

Effect of exchange rate on cash	$1,365	$1,161

Net increase/(decrease) in cash	$7,975	$(205,532))

Cash at beginning of period	$7,989	$288,356

Cash at end of period	$15,964	$82,824

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Our management team, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended March 31, 2009, including but not limited, to the following:

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Risks Related to the Peoples Republic of China (“PRC”)

Certain political and economic considerations relating to PRC could adversely affect our company.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Norbert Sporns, our Chief Executive Officer and President, as our agent to receive service of process in any action against our company in the United States.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits.
Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan	Date: February 12, 2010
Chief Executive Officer
and Director

/s/ Tony Ka Kin Chui
Tony Ka Kin Chui	Date: February 12, 2010
Chief Financial Officer
and Director