Form 10-K
period 2010-03-31
Sound Worldwide Holdings, Inc.
filed 2010-07-13
CIK 1368294

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        N/A        to        N/A

Commission File Number:   000-52116

Sound Worldwide Holdings, Inc.
(Name of registrant as specified in its charter)

Delaware	20-5153419
State of Incorporation	IRS Employer Identification No.

Unit 1, 14/F, Leader Industrial Centre
Nos. 57-59 Au Pui Wan Street, Shatin, N.T.
Hong Kong, China
(Address of principal executive offices)

 (852) 2414-1831
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting  and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2009 was approximately $0.00. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of March 31, 2010, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at July 9, 2010 , there were 16,416,250 shares of Common Stock, $0.0001 par value per share issued and outstanding and no shares of preferred stock $0.0001 par value per share issued and outstanding.

Documents Incorporated By Reference - None

Sound Worldwide Holdings, Inc.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED MARCH 31, 2010 AND 2009

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

PART I

As used in this annual report, “we”, “us”, “our”, “Sound Worldwide”, “Company” or “our company” refers to Sound Worldwide Holdings, Inc. and our subsidiaries.

ITEM 1.  BUSINESS.

Company History

Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (together, the “Group”) are principally engaged in manufacturing and trading of denim fabrics and garments. The Group owns production plants in Hong Kong and the People’s Republic of China and its customers are mainly in the United States, Europe and Japan.

Our business operations were conducted through our wholly-owned subsidiary, Sound Worldwide Limited, or SWL, a British Virgin Islands corporation, and its subsidiaries. At the fiscal year ended, March 31, 2010, SWL had one subsidiary, Asian Point Investment Limited, or Asian Point.  SWL is holding company. Asian Point Investment Limited ceased operations in 2010.

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

Prior the exchange, Freedom had no operations and nominal assets and was in the development stage.

The following summarizes the organizational history and location of our subsidiaries as of March 31, 2010, 2010

●	Sound Worldwide Limited, or SWL, was formed in July 1999 and was the holding company for Asian Point Investment Limited. SWL is currently the holding company of Asian Point.

●	Asian Point Investment Limited, or Asian Point, which leases Heyuan Yuenya Weaving Factory in Heyuan, Guangdong Province, was registered in June 1999. Asian Point Investment Limited ceased operations in 2010.

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

Our Business

Our Principal Products and Services

Asian Point, our indirectly held subsidiary, was engaged in the manufacturing of denim fabrics in China and in the sale of those fabrics to vendors, such as GAP, Levis, ECKO and Giordano, located throughout the world. Over 50% of our products are exported to the U.S. marketplace and the rest throughout Western Europe and other countries. Asian Point Investment Limited ceased operations in 2010.

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

Significant Suppliers and Clients:

Asian Point’s largest customers accounted for approximately 56% 50%, and 29% of its net sales in fiscal 2010, 2009 and 2008. We do not have any minimum purchase obligations or other contractual obligations with our suppliers. Asian Point Investment Limited ceased operations in 2010.

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

Factors Contributing to the Development of PRC Textile industry:

●	Skilled and inexpensive labor;

●	Relatively low value of RMB compared to other currencies;

●	Inexpensive raw materials; and

●	Relatively low shipment costs.

Prospects for the Textile and Garment Industry in China

China's textile and garment industry has expanded at a significant pace in recent decades. Overall, management estimates that the industry employs around 20 million people directly-plus a large number in support activities-and the sector fulfils a vital role in the Chinese economy. In managements estimation, export sales expanded 42-fold in the 28 years to 2008 to reach US$185 billion more than ten times the value of Chinese textile and garment imports. China has become the world's largest supplier of textiles and garments, and is the largest source of textile and garment imports into the USA, the EU and Japan. China also ranks among the world's largest producers of natural and synthetic fibres, as well as having extensive operations for manufacturing yarns, fabrics and garments. In 2007 alone, management believes garment production amounted to 51 billion pieces.

In managements’ opinion, Chinese manufacturers also account for around half of the world's purchases of textile and garment manufacturing machinery. China's rapid expansion stems from the declaration of an "open door" policy by Deng Xiaoping 30 years ago. Since then a series of reforms has been implemented and international trade and investments have been promoted. In addition, successive Chinese leaders have pursued policies designed to encourage private enterprise and stimulate foreign investment. As a result, the industry is now characterized by ambitious private sector enterprises, which have an entrepreneurial spirit and a mission to expand their presence in international markets while meeting demand from the country's increasingly prosperous population of 1.34 billion people.

Management contends that the industry faces several challenges-including growing competition from Asian countries with lower labour costs, notably Bangladesh and Vietnam. One imperative is to move away from the low cost image which its products have in the global marketplace and to develop recognized international brands. Another imperative is to restructure manufacturing operations into larger units to secure greater economies of scale and generate higher profit margins. Meanwhile, the domestic market holds huge potential for growth and this will underpin future expansion. Also, while the global recession has affected the Chinese economy's short-term prospects, most experts have predicted significant economic growth over the next two years, from which the Chinese textile and garment sector stands to benefit.

Vulnerabilities and risk

It is not contradictory for China to amass a larger share of wealth and power while still suffering from domestic vulnerabilities. In 2010, China textile industry needs to remain vigilant about international pressure for renminbi revaluation. Few questions loom larger with currency strategists this year than whether. China is under growing pressure from its international trading partners, led by the US, Europe and Japan, to let the renminbi rise. Meanwhile, trade barriers and material price rising (e.g. raw materials prices) will affect the export of China's textile industry and further exacerbate competition on textile market.

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

Mid-Term Strategies (5 to 7 years)
We intend to change our  business  nature, we will change to the trading business and have a joint venture with a sizing factory and a shrinkage factory.

Long-Term Strategies (7 years and beyond)
Our long-term strategies are to further increase asset turnover and increase productivity. The long-term business strategies of Asian Point are as follows:

We expect that Asian Point will acquire or engage a retailer in XinTang, which serves as the center of the garment and textile industry in Guangdong province.

Employees

We currently employ 200 persons, five of whom are part of management.

We operate a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the plan are held separately from those of the Company by the trustees of the plan. We contribute 5% of the relevant payroll costs to the plan, which contribution is matched by employees. The contributions paid by the Company for the fiscal year ended March 31, 2010, 2009 and 2008 were $Nil, $Nil AND $42,579, respectively.

Our employees are not represented by a labor union. We have not experienced work stoppages and consider our employee relations to be good.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

As A Result Of Asian Point Investment Limited Ceasing Operations In First Quarter Of Fiscal 2010, We May Be A "Shell" Company And Our Shares Will Subject To Restrictions On Resale.

Upon Asian Point Investments Limited ceasing operations in the first quarter of 2010, we may currently have nominal operations with our assets consisting of cash, and/or cash equivalents.  Accordingly, we may be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  If we are deemed a “shell” company, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, although the PRC has made certain policy changes, the Renminbi may not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC as of the date of this report, foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

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

Risks related to Our Business.

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

There is substantial doubt about our ability to continue as a going concern.

Note 1b in our financial statements for the year ended March 31, 2010 contains explanatory paragraphs expressing substantial doubt about our ability to continue as a going concern. Asian Point Investment Limited, a major subsidairy, has sold out all its plant and equipment at a loss of US$1,108,946 resulting to a net financial loss of US$2,370,460 during the year. Asian Point Investment Limited has ceased operation during the year. To continue our growth and to fund our expansion plans we will require additional funding or merger with an entity that can provide capital. There can be no assurance that we will be able to obtain such financing or close a merger on beneficial terms, if at all.

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

Asian Point’s largest customers accounted for 31.42% of our net sales in fiscal 2010. We do not have long-term contracts with any customers, and sales to customers generally occur on an order-by-order basis that may be subject to cancellation or rescheduling by the customer. A decision by our major customers to decrease the amount of merchandise purchased from us, to increase the use of their own private label brands or to change the manner of doing business with us could reduce our revenues and materially adversely affect our results of operations. Asian Point Investment Limited ceased operations in 2010.

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

Our production facilities are located in Hong Kong and China and are subject to the environmental and production regulations of those areas. The main pollutants resulting from production in the manufacturing factory are noise and dust particles to the surrounding areas. To tackle this problem, we have taken necessary measures during the setting up of our manufacturing plant to minimize the level of noise, so that it is aligned with the requirements of the applicable environmental laws and regulations. In addition, we carry out regular on-site environmental testing to ensure that our operations comply with regulatory requirements and standards. In regards to our production safety issues, we take strict measures that comply with the production safety regulations of the PRC and Hong Kong. These production audits ensure reasonable working conditions and an adherence to western labor laws. The failure of us to maintain compliance with applicable environmental and safety laws and regulations could cause a temporary shut down of our operations which would delay shipments, divert management’s attention from our business and cause us to incur applicable fees and penalties, all or any of which would harm or operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of 3 to 24 months. Rental expense was $36,557 and $25,454 for the years ended March 31, 2010 and 2009, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2010 were as follows:

$
Year ending March 31,
2011	92,400
2012	23,100

Total	115,500

In general, all facilities are in good condition and are operating at capacities that range from 80% to 100%. All facilities are leased under operating leases. In comparison to similar facilities in the area, we believe the terms of the lease are fair, and the monthly lease rate is at or below the cost for comparable space.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of March 31, 2010  15,646,250 shares of our common stock are issued and outstanding, and there are approximately 70 holders of record of our Common Stock.

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

Holders of Our Preferred Stock

As of March 31, 2010, we had 0 holders of record of our preferred stock.

Illiquid Trading Market

Our common stock trades on the OTC Bulletin Board under the symbol “SWWH.OB” However, since our registration statement on Form S-1 became effective on April 23, 2008, no active trading market for sellers or buyers has developed for our common stock except for some brief trading in October, 2010 where our stock price closed as high as $0.10 but subsequently returned to its current price of $0.05.

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

As of March 31, 2010, there were approximately 70 record holders of our common stock.

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

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended March 31, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent is Continental Stock Transfer, 17 Battery Place, New York, NY 10004
Telephone: (212) 509-4000.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

While not required for small business issuers, the following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

The table below summarizes (i) our audited balance sheet at March 31, 2010 and 2009 and (ii) our statement of operations for the audited years ended March 31, 2010, 2009 and 2008.

	As at:
	March 31, 2009 (Audited)	March 31, 2009 (Audited)
Balance Sheet:
Cash	$30,837	$7,989
Total Assets	$1,035,646	$3,576,294
Total Liabilities	$242,949	$587,750
Total Stockholders’ Equity	$793,152	$2,988,544

	For the Year Ended:
	March 31, 2010 (Audited)	March 31, 2009 (Audited)	March 31, 2008 (Audited)
Statement of Operations:
Revenue	$2,280,608	$4,227,552	$17,652,601
Net (Loss)/Income	$(2,370,460)	$(380,290)	$1,500,424
(Loss)/Earnings Per Share of Common Stock	$(0.15)	$(0.03)	0.08

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Overview

Business Operations

We are a holding company formed in the state of Delaware. On October 25, 2007, we merged with a registered company, Freedom 3, Inc., or Freedom, a Delaware corporation.

Through our wholly-owned subsidiary, Sound Worldwide Limited, or Sound Worldwide or SWL, a British Virgins Island corporation, and its subsidiaries, we manufactured and sold denim fabrics and garments from our facilities in Hong Kong and China. SWL’s subsidiary is Asian Point Investment Limited, or Asian Point.

Through our subsidiaries, Sound Worldwide was able to produce various types of fabric and garment products. Additionally, Sound Worldwide was a garment contractor for a number of well known brands such as GAP, Levis, ECKO, and Giordano. The Company’s products were sold to customers worldwide, with over 50% exported to the U.S. marketplace and the rest throughout Western Europe and other countries. Sound Worldwide has been devoting resources to enhance its fabric and garment production technology, capacity, efficiency, and flexibility. This is intended to help Sound Worldwide to meet the perceived increasing and changing demand of the textile and garment market.

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

Closer Economic Partnership Agreement (CEPA)

The Mainland and Hong Kong Closer Economic Partnership Arrangement (CEPA) was brought into effect in June 2003. A total of 50 Hong Kong-made textile items, subject to the CEPA’s rules of origin, enjoy duty-free access to the Chinese mainland as of January 1, 2004, whereas non-Hong Kong made counterparts will remain subject to tariffs ranging from 5 to 18.7%. Eligible items include products under HS codes defined by the Mainland Customs. In 2006, management estimates Hong Kong’s domestic exports of these eligible items to the mainland amounted to about $464 million.

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

Share-based compensation expense of $149,686, $17,214 & $nil for the years ended March 31 2010, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008

Revenues

Our revenues decreased from $4,227,552 in the fiscal year ended March 31, 2009 to $2,280,608 in the fiscal year ended March 31, 2010. The decrease was mainly attributable a  decrease in sales volume.

Cost of Revenues

For the fiscal year ended March 31, 2010, our total cost of revenues decreased to $2,242,917 from $3,907,813 for the fiscal year ended March 31, 2009. This decrease was primarily due to the decrease in sales volume.

Gross Profit

Our gross profit amount decreased from $319,739 for the fiscal year ended March 31, 2009 to $37,691for the fiscal year ended March 31, 2010. The decreased gross profit percentage was mainly due to the change in sales mix, in which more lower margin products were manufactured and sold for the fiscal year ended March 31, 2010 than for the same period of 2009.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) for the fiscal year ended March 31, 2010 increased from $407,199 for the fiscal year ended 2009 to $1,267,925 for the fiscal year ended 2010. These increase can be primarily contributed to the expenses related to share based compensation

Loss on disposal of plant and equipment

We incurred a loss on disposal of plant and equipment of $1,108,046 for the fiscal year ended 2010.  The loss was a result of a major operating subsidiary, Asian Point Investment Limited, selling out all its plant and equipment at a loss of resulting to a net financial loss of US$2,370,460 during the year.

(Loss)/Income from Operations

Our loss from operations for the fiscal years ended March 31, 2010 was $2,339,180 compared to a  loss from operations of $87,412 for the fiscal year ended March 31, 2009. The decrease was primarily due to the disposal of plant and equipment and increase in selling, general & administrative expenses.

Net (Loss)/Income

We had net loss of $2,370,460 for the fiscal year ended March 31, 2010 as compared to net loss of $380,290 for the fiscal year ended March 31, 2009. The decrease was primarily due to the disposal of plant and equipment and increase in selling, general & administrative expenses..

Accounts Receivable

Accounts receivable, decreased from $1,538,779 as of March 31, 2009 to $494,650 as of March 31, 2010. This decrease was primarily due to a decrease in revenue.

Inventories

At March 31, 2010, we had $nil in inventories, compared to $137,260 at March 31, 2009. Our inventories consist of raw materials, products which are work-in-progress, and finished goods.  No inventories were written off in 2010 and 2009

Liquidity and Capital Resources

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

Comparison of Liquidity for the Fiscal Years Ended March 31, 2010 and 2009

Net cash provided by operating activities totaled  used in operating activities decreased to $173,506 for the year ended March 31, 2010 from $1,051,352 generated from operating activities for the year ended March 31, 2009. This change is primarily attributable to The decrease was primarily due to the disposal of plant and equipment.

Net cash used in investing activities totaled $510,721for the year ended march 31, 2010 compared to  ($390,272) for the year ended March 31, 2009. The difference is due to disposal of plant and equipment.

Net cash used in financing activities totaled $314,233 for the year ended March 31, 1010 compared to $941,581 for year ended March 31, 2009.The difference is due to no borrowings from bank.

Impact of Inflation and Changing Prices

We were not impacted by inflation during the past two fiscal years in any material respect. Interest rate hikes have increased the rental cost of our vault cash. As the interest rates increase and vault cash costs increase, this will have a less favorable impact on our income.

Off Balance Sheet Arrangements

None.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix for any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this report as indexed in the appendix beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Telephone’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b) Changes in Internal Control over Financial Reporting.

During the year ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Person and Position:	Age:	SWL Director Since:
Roger Kwok Wing Fan — Chief Executive Officer and Chairman	48	July 1999
Tony Ka Kin Chui — Chief Financial Officer	54	—
Hung Man To — Operation Director and Director	48	February 2007
Mei Ling Szeto —Secretary	46	—

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

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have been timely.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Ethics and Code of Business Conduct are attached to the annual statement for the year ended March 31, 2008 as Exhibits 14.1 and 14.2 respectively.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended March 31, 2010 and 2009 compensation awarded to, paid to, or earned by, the Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation-ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation-ion ($)	Total ($)
Roger Kwok Wing Fan	2010	46,428	0	0	0	0	0	0	46,428
	2009	43,254	0	0	0	0	0	0	43,254

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option		Number of Shares or Units of Stock That	Market Value of Shares or Units of Stock That	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That
Name	Exercisable	Unexercisable	Unearned Options (#)	Exercise Price ($)	Option Expiration Date	Have Not Vested (#)	Have Not Vested ($)	Have Not Vested (#)	Have Not Vested ($)
Roger Kwok Wing Fan	0	0	0	0	0	0	0	0	0
	0	0	0	0	0	0	0	0	0

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

2007 and 2006 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Roger Kwok Wing Fan	2010		0	0	0
	2009		0	0	0

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Roger Kwok Wing Fan	2010	0	0	0	0	0
	2009	0	0	0	0	0

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Kwok Wing Fan	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Roger Kwok Wing Fan	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

2010 and 2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Roger Kwok Wing Fan	2010	0	0	0	0	0
	2009	0	0	0	0	0

2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Year	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Roger Kwok Wing Fan	2010	None
	2009	None						-

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

Director Compensation

The Company currently does not pay any cash fees to directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2010, no director expenses were reimbursed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of March 31, 2010 based on 15,646,250 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address	Number of Shares Beneficially Owned	Percentage(1)
Roger K.W. Fan, President, CEO	11,261,250	71.97%
Tony Ka Kin Chui, CFO	1,750	*
Hung Man To, Operations Dir.	43,050	*
Mei Ling Szeto, Secretary	0	-
All Directors, Officers as a Group	11,306,050	72.26%

* Represents less than 1%

(1)
Applicable percentage of ownership is based on 15,646,250 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Sound Worldwide Holdings, Inc. There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

There were no related party transactions in the fiscal year ended March 31, 2010.

Director Independence

None of our directors are deemed to be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dominic K.F. Chan & Co. (“Dominic”) was our principal auditor.

Audit Fees

The aggregate fees billed by Dominic for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $30,000 and $30,000 for fiscal years ended March 31, 2010 and March 31, 2009, respectively.

Audit-Related Fees

No Dominic’s fees were billed for assurance and related services related to the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2010 and March 31, 2009, respectively.

Tax Fees

No Dominic’s fees were billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2010 and March 31, 2009, respectively.

All Other Fees

No Dominic’s fees were billed for other products and services for the fiscal years ended March 31, 2010 and March 31, 2009, respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Number	Exhibits

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)

3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007 (2)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (3)

10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)

10.2	Banking Facilities of Asian Point Investment Limited (3)

10.3	Management Agreement, dated March 31, 2005, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.4	Management Agreement, dated March 31, 2006, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.5	Share Purchase and Exchange Agreement, dated May 27, 2008, among Sound Worldwide Holdings, Inc., Sound Worldwide Limited, Best Allied Industrial Limited and Ms. Ivy S.K. Lam (5)

10.6	Settlement Agreement and Release, dated May 27, 2008, by Sound Worldwide Holdings, Inc. and Ms. Ivy S.K. Lam (5)

14.1	Code of Ethics (6)

14.2	Code of Business Conduct (6)

16.1	Letter from Conner & Associates, PC, dated October 25, 2007 (4)

21.	Subsidiaries (7)

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010 (7)

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010 (7)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (7)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (7)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10SB (SEC File No.: 000-52116) filed on July 7, 2006 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-146986) filed on October 29, 2007 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2/Amendment No. 1 (SEC File No.: 333-146986) filed on January 22, 2008 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on October 29, 2007 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on May27, 2008 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Annual Report for the fiscal year ended March 31, 2008 and incorporated by reference herein.

(7)	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Sound Worldwide Holdings, Inc.

Date: July 13, 2010	By:	/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan Chief Executive Officer (Principle Executive Officer)

July 13, 2010	By:	/s/ Tony Ka Kin Chui
Tony Ka Kin Chui Chief Financial Officer (Principle Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 13, 2010	By:	/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan
Director, Chief Executive Officer, (Principal Executive Officer,

July 13, 2010	By:	/s/ Tony Ka Kin Chui
Tony Ka Kin Chui
Director, Chief Financial Officer (Principle Financial Officer)

July 13, 2010	By:	/s/ Hung Man To
Hung Man To Director, Operations Director

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008
AND INDEPENDENT AUDITORS’ REPORT

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31 2010, 2009 AND 2008
AND INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOUND WORLDWIDE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of SOUND WORLDWIDE HOLDINGS, INC. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the years ended March 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Group and its subsidiaries as of March 31, 2010 and 2009 and the consolidated results of its operations and their cash flows for the years ended March 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 1b to the consolidated financial statements the Group has incurred significant operating loss and has ceased operation during the year. These factors raise substantial doubt about the Group’s ability to continue as a going concern and is dependent upon its ability to develop additional sources of capital and to establish new profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
June 25, 2010

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		At March 31,
	Notes	2010	2009
		$	$
ASSETS

Current assets:
Cash and cash equivalents		30,837	7,989
Accounts receivable, net of allowance for doubtful accounts	3	494,650	1,538,779
Prepaid expenses and other receivables		510,159	422
Inventories	4	-	137,260

Total current assets		1,035,646	1,684,450

Plant and equipment, net	5	-	1,891,844

TOTAL ASSETS		1,035,646	3,576,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		104,762	43,178
Bank and other borrowings	6	-	340,066
Accrued expenses and other liabilities	8	123,375	204,506
Amount due to a director		14,357	-

TOTAL LIABILITIES		242,494	587,750

Commitments and contingencies	11

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 100,000,000 shares;
issued and outstanding 15,646,250 shares in 2008 shares in 2010 and 14,336,250 shares in 2009)		1,565	1,434
Additional paid-in capital		820,881	645,726
(Accumulated deficit)/Retained earnings		(49,258)	2,321,202
Accumulated other comprehensive income		19,964	20,182

Total stockholders’ equity		793,152	2,988,544

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,035,646	3,576,294

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Year ended March 31,
	Notes	2010	2009	2008
		$	$	$

Net sales		2,280,608	4,227,552	17,652,601
Cost of sales		(2,242,917)	(3,907,813)	(14,638,853)

Gross profit		37,691	319,739	3,013,748
Selling, general and administrative expenses, including share based compensation	9	(1,267,925)	(407,199)	(1,564,142)
Loss on disposal of plant and equipment		(1,108,946)	-	-
Other income		-	48	151,677

(Loss)/income from operations		(2,339,180)	(87,412)	1,601,283
Loss on disposal of a subsidiary		-	(276,855)	-
Interest expenses		(31,280)	(16,023)	(100,859)

(Loss)/income before income taxes		(2,370,460)	(380,290)	1,500,424
Income tax expenses	7	-	-	-

Net (loss)/income		(2,370,460)	(380,290)	1,500,424

(Loss)/earnings per share of common stock	2
- Basic		(0.17)	(0.03)	0.08
- Diluted		(0.15)	(0.03)	0.08

Weighted average number of common stock	2
- Basic		13,631,572	14,053,685	18,599,727
- Diluted		15,646,250	14,336,250	20,000,000

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common stock		Additional paid-in	Accumulated other Comprehensive	Retained
	Shares	Amount	capital	(loss)/income	earnings	Total
			$	$
Balance, March 31, 2007	17,500,000	1,750	620,308	(2,233)	1,201,068	1,820,893
Shares of stock held by Freedom 3’s shareholders	300,000	30	-	-	-	30
Issuance of common stock for consultants upon completion of the share exchange transaction	2,200,000	220	-	-	-	220
Recapitalization in connection with the share exchange transaction	-	-	7,608	-	-	7,608
Net income	-	-	-	-	1,500,424	1,500,424
Foreign currency translation
Adjustments	-	-	-	4,219	-	4,219
Comprehensive income				4,219	1,500,424	1,504,643
Dividend	-	-	-	-	-	-

Balance, March 31, 2008	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	-	-	-
Issuance of shares	400,000	40	(10)	-	-	30
Share based compensation	-	-	17,214	-	-	17,214
Net loss	-	-	-	-	(380,290)	(380,290)
Foreign currency translation adjustments	-	-	-	18,196	-	18,196
Comprehensive loss			-	18,196	(380,290)	(362,094)
Dividend	-	-	-	-	-	-

Balance, March 31, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544
Issuance of shares	-	-	-	-	-	-
Share based compensation	1,310,000	131	175,155	-	-	175,286
Net loss	-	-	-	-	(2,370,459)	(2,370,459)
Foreign currency translation adjustment	-	-	-	(218)	-	(218)
Comprehensive loss				(218)	(2,370,459)	(2,370,677)
Dividend	-	-	-	-	-	-

Balance, March 31, 2010	15,646,250	1,565	820,881	19,964	(49,257)	793,153

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended March 31,
	2010	2009	2008
	$	$	$

Cash flows from operating activities:
Net (loss) / income	(2,370,460)	(380,290)	1,500,424
Adjustments to reconcile net income to
Net cash (used in)/provided by operating activities:
Depreciation expense	271,994	199,724	140,611
Loss on disposal of plant and equipment	1,108,946	-	5,692
Shares based compensation	149,486	17,214	-
Changes in current assets and liabilities
Accounts receivable	1,043,295	932,021	(1,783,404)
Prepaid expenses and other receivables	(510,445)	122,556	(85,450)
Inventories	137,247	802,454	(525,320)
Accounts payable	61,733	(564,599)	327,849
Amounts due to related parties	1,458	-	(68,466)
Amounts due to a director	14,357
Accrued expenses and other liabilities	(81,117)	(77,728)	(29,514)

Net cash flows generated from /(used in) operating activities	(173,506)	1,051,352	(517,578)

Cash flows from investing activities:
Purchases of plant and equipment	510,721	(390,272)	(12,555)
Proceeds from sale of plant and equipment	-	-	-

Net cash used in investing activities	510,721	(390,272)	(12,555)

Cash flow from financing activities:
Issuance of new shares	25,800	-	7,858
Proceeds from bank borrowings	(340,033)	677,756	5,455,840
Repayment of new bank borrowings	-	(1,619,337)	(4,778,316)
Dividend paid	-	-	-

Net cash (used in)/provided by financing activities	(314,233)	(941,581)	685,382

Effect of exchange rate changes on cash and cash equivalents	(134)	134	(5,547)

Net (decrease) increase in cash and cash equivalents	22,848	(280,367)	149,702
Cash and cash equivalents at beginning of the year	7,989	288,356	138,654

Cash and cash equivalents at end of the year	30,837	7,989	288,356

Supplementary disclosures of cash flow information:
Interest paid	(31,280)	16,023	100,859

Income taxes paid	-	-	15,380

See accompanying notes to consolidated financial statements

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1a.	Organization and nature of operations

Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”) are principally engaged in manufacturing and trading of denim fabrics and garments.  The Group owns production plants in Hong Kong and the People’s Republic of China (“PRC”) and its customers are mainly in the United States, Europe and Japan.

On October 25, 2007, Freedom 3, Inc. a Delaware corporation (“Freedom 3”), sold one share of its common stock to Sound Worldwide Limited (“Sound Worldwide” or “SWL”) for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom 3. After the sale and redemption by Freedom 3, Sound Worldwide and Freedom 3 entered into a Share Exchange Agreement, dated October 25, 2007 or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock and preferred stock was converted into 350 shares of Freedom 3’s common stock and preferred stock, respectively, and all of the issued and outstanding shares of Sound Worldwide’s common and preferred stock were retired and cancelled, resulting in Freedom 3 owning 100% of Sound Worldwide (the “Exchange”). This resulted in the stockholders of Sound Worldwide to become stockholders of Freedom 3. The previous stockholder of Freedom was then issued 300,000 shares of Freedom 3 as agreed previously. The one share of Freedom’s common stock held by Sound Worldwide was then cancelled and Sound Worldwide sold one share of its common stock to Freedom 3, which resulted in Freedom 3 owning 100% of Sound Worldwide. Freedom 3 then changed its name to Sound Worldwide Holdings, Inc.

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

On May 27, 2008, the Company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2009, Ms. Lam purchased from the Group and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008.

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1a.	Organization and nature of operations (continued)

On March 31, 2010, the Group’s subsidiary, Asian Point Investment Limited (“APIL”) has entered into a fixed asset purchase agreement with Kam Wing Shing Textile Manufactory Limited for the sale of all plant and equipment at a consideration of RMB4,500,000. APIL has ceased operation during the year.

As of March 31, 2010, the subsidiaries of the Group include the following:

Name of company	Place and date of incorporation	Attributable equity interest held	Principal activities

Sound Worldwide Limited (“SWL”)	BVI July, 28th, 1999	100%	Investment holding

Asian Point Investment Limited (“Asian Point”)	BVI March 26th, 1997	100%	Manufacturing and trading of denim fabrics

1b.	Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has sold out all its plant and equipment at a loss of US$1,108,946 resulting to a net financial loss of US$2,370,460 during the year. APIL has ceased operation during the year.

The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend its ability to develop additional sources of capital and to establish new profitable operations. The financial statements do not include any adjustments that would result from failure to obtain of the above. We consider that the material uncertainty has been adequately disclosed in the financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

On June 29, 2009,the Financial Accounting Standards Board(FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Group’s financial statement.

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

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less at the date of acquisition.  These investments are carried at cost, which approximates market value.

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

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.

During the reporting year ended 31 March 2010, 2009 and 2008, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

Inventory

Inventories, which primarily consist of yarns, denim fabrics, garments and other textile materials and products, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.  Write down of potentially obsolete or slow-moving inventory is recorded based on management’s assumptions about future demand and market conditions.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of plant and equipment is provided using the straight-line method over their estimated useful lives of the following annual rates:-

Machinery Furniture and office equipment Motor vehicles	10%-20% 20% 20%

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Plant and equipment (continued)

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assed may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flow, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciation.

Impairment of long-lived assets

SFAS NO. 142, goodwill and other intangible Assets (“SFAS 142”), requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Group does not have any goodwill.

The Group accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 (“ASC 360”) “Property, Plant and Equipment – Overall” (formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”)). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Group periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Group reports an impairment cost as a charge to operations at the time it is recognized.

There was no impairment of long-lived assets in 2008, 2009 or 2010.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Revenue recognition

The Group recognized revenue when the following fundamental criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  These criteria are usually met at the time of product shipment.  The Group does not recognize revenue until all customer acceptance requirements have been met and no significant obligations remain, when applicable.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents are used to verify product delivery.  The Group assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  The Group assesses the collectibility of the accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Sales of goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances.  The Group records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time.

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $8, $Nil and $102,823 for the years ended March 31, 2010, 2009 and 2008, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in consolidated statements of comprehensive income in the period that includes the enactment date.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Income Taxes (continued)

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended March 31, 2010.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Group’s other comprehensive income represented foreign currency translation adjustment.

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

Foreign currency translation (continued)

In translating the financial statements of the Group from its functional currency into its reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Any translation adjustments resulting are not included in determining net income but are included in cumulative other comprehensive income (loss), a component of stockholders’ equity.

	2010	2009	2008
Year end HK$ : US$ exchange rate	7.7645	7.7530	7.7820
Average yearly HK$ : US$ exchange rate	7.7538	7.7768	7.7982

Transactions and balances

Transactions in foreign currencies are translated into the functional currency at the approximate rates of exchange ruling on the transaction date. Exchange gains and losses resulting from this translation policy are recognized in the statements of operations.

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

Share-based compensation expense of $149,686, $17,214 and $nil for the years ended March 31, 2010, 2009 and 2008, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Basic and diluted earnings per share

The Group computes earnings per share (“EPS’) in accordance with FASB Accounting Standard Codification Topic 260 (ASC 260) “Earnings Per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The calculation of diluted weighted average common shares outstanding for the year ended 31 March 2010 is based on the estimate fair value of The Group’s common stock during such periods applied to options using the treasury stock method to determine if they are dilutive.

The following tables are a reconciliation of the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended 31 Mar, 2010	Year Ended 31 Mar, 2009	Year Ended 31 Mar, 2008
Numerator for basic and diluted earnings per share:	$	$	$
Net (loss)/Income	(2,370,460)	(380,290)	1,500,424

Denominator:
Basic weighted average shares	13,631,572	14,053,685	18,599,727
Effect of dilutive securities	2,014,678	282,565	1,400,273

Diluted weighted average shares	15,646,250	14,336,250	20,000,000

Basic earnings/(loss) per share:	(0.17)	(0.03)	0.08

Diluted earnings/(loss) per share:	(0.15)	(0.03)	0.08

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of The Group’s securities and their immediate families, (ii) the Group management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the financial and operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

Recently issued accounting pronouncements

In December 2007, ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB governing the accounting for and reporting of non-controlling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that non-controlling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the non-controlling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Group implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to The Group’s financial position or results of operations.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In December 2007, ASC 805, Business Combinations (“ASC 805”) contains guidance that was issued by the FASB. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Group implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on The Group’s financial position or results of operations; however it will likely have an impact on The Group’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

In April 2009, the FASB issued ASC805-20-35. ASC805-20-35 amends the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC805-20-35 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions in ASC805 for acquired contingencies. ASC805-20-351 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We do not expect ASC805-20-35 to have any impact on the Group’s consolidated results of operations and financial condition.

In May 2009, ASC 855, Subsequent Events (“ASC 855”) includes guidance that was issued by the FASB, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Group implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to The Group’s financial position or results of operations.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on The Group’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on The Group’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Group is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on The Group’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange.

Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Group has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Group’s references to GAAP authoritative guidance but did not impact the Group’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Group’s fiscal year 2012); early adoption is permitted.  The Group is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

 SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	At March 31,
	2010	2009
	$	$

Accounts receivable	494,650	1,538,779

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	Inventories

Inventories by major categories are summarized as follows:

	At March 31,
	2010	2009
	$	$

Raw materials	-	53,100
Finished goods	-	84,160

	-	137,260

No inventories were written off in 2010 and 2009.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Plant and equipment, net

Plant and equipment consists of the following:

	At March 31,
	2010	2009
	$	$

Cost
Machinery	2,088,488	2,091,586
Furniture and office equipment	593	593
Motor vehicles	46,092	46,161
Disposals	(2,135,173)	-
	-	2,138,340

Accumulated depreciation
Machinery	471,439	200,237
Furniture and office equipment	217	99
Motor vehicles	46,092	46,160
Disposals	(517,748)	-
	-	246,496

Net
Machinery	-	1,891,349
Furniture and office equipment	-	494
Motor vehicles	-	1
	-	246,496

Depreciation expenses for the years ended March 31, 2010, 2009 and 2008 were $271,994, $199,724 and $140,611.

6.	Bank and other borrowings

	At March 31,
	2010	2009
	$	$
Secured:
Repayable within one year
Short-term loans	-	340,066

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Income taxes

The Group is incorporated in the United States, and is subject to United States federal and state income taxes. The Group did not generate taxable income in the United States for the years ended March 31, 2008, 2009 and 2010. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Group’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2010 (2009: 16.5%).

The provision for income taxes consists of the following:

Year ended March 31,
	2010	2009	2008
	$	$	$

Current tax
Hong Kong	-	-	-

Deferred tax	-	-	-
	-	-	-

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At March 31,
	2010	2009	2008
	$	$	$

(Loss)/income before income tax	(2,220,974)	(380,290)	1,500,424

Hong Kong statutory tax rate	16.5%	16.5%	17.5%
Computed “expected” tax expenses	-	-	262,574
Effect of tax exemptions granted	-	-	(262,574)
Income taxes	-	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	At March 31,
	2010	2009
	$	$

Legal and professional fees	121,899	163,077
Accrued staff related costs	-	25,208
Other accruals and liabilities	1,476	16,221
	123,375	204,506

9.	Share based compensation

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

		Weighted
		average grant
	Shares	date fair value
		$

Balance as of April 1, 2009	220,000	0.51
Granted on Nov 18, 2009	120,000	0.05
Granted on Jan 31, 2010	700,000	0.05
Granted on Feb 2, 2010	50,000	0.05
Granted on Mar 2, 2010	220,000	0.05

Balance as of March 31, 2010	1,310,000

The stock awards vest equally over a period of one year from the date of grant.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Commitments and contingencies

The Company has operating lease agreements principally for its office facilities. The leases have remaining terms of 3 to 24 months. Rental expense was $36,557 and $25,454 for the years ended March 31, 2010 and 2009, respectively.

Future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2010 were as follows:

$
Year ending March 31,
2011	92,400
2012	23,100

Total	115,500

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at March 31, 2010.

12.	Related party balances and transactions

Related party transactions

Related party	Description of transactions	Year ended March 31,
		2010	2009	2008
		$	$	$

Yin Kee Weaving Factory (“Yin Kee”)	Purchase of raw material	-	1,267	-

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the years ended March 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Group A	56%	50%	29%
Group B	33%	25%	23%
Group C	-	*	*
Group D	-	*	*
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at March 31, 2010, 2009 and 2008are as follows:

	Percentage of accounts receivable
	2010	2009	2008

Group A	79%	82%	77%
Group B	-	-	11%
Group C	-	-	-
Group D	-	-	-
Group E	-	-	-
Largest receivable balances	79%	82%	88%

14.	Employee benefit plans

The Company operates a Mandatory Provident Fund Scheme for all qualifying employees in Hong Kong. The assets of the scheme are held separately from those of the Company by trustees. The Company contributes 5% of relevant payroll costs to the scheme, which contribution is matched by employees. The contributions paid by the Company for the years ended March 31, 2010, 2009 and 2008 were $Nil, $Nil and $42,579, respectively.

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

The Group is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Group’s future interest expense will fluctuate in line with any change in borrowing rates. The Group does not have any derivative financial instruments as of March 31, 2010 and 2009 and believes its exposure to interest rate risk is not material.

17.	Subsequent Events

We have evaluated significant events and transactions that occurred from March 31, 2009 through the date of this report.

18.	Comparative amounts

Certain amounts included in prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.  These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.