Form 10-Q
period 2010-06-30
Sound Worldwide Holdings, Inc.
filed 2010-08-23
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Commission file number: 000-52116

SOUND WORLDWIDE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5153419
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

Unit 1, 14/F, Leader Industrial Centre Nos. 57-59 Au Pui Wan Street, Shatin, N.T. Hong Kong, China (Address of principal executive offices)	N/A (Zip Code)

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of  August 20, 2010, the registrant had 16,516,250 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

.

SOUND WORLDWIDE HOLDINGS, INC.

          Unaudited Condensed Consolidated Financial Statements
           For The Three Months Ended
      June 30, 2010 and 2009
(Stated in US Dollars)

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4 - 14

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		June 30,	March 31,
		2010	2010
	Notes	$	$
ASSETS

Current assets:
Cash and cash equivalents		3,323	30,837
Accounts receivable, net of allowance for doubtful accounts	3	924,887	494,651
Prepaid expenses and other receivables		30	510,159

TOTAL ASSETS		928,240	1,035,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		-	104,762
Accrued expenses and other liabilities	5	121,024	123,375
Amount due to a director		17,695	14,357

TOTAL LIABILITIES		138,719	242,494

Stockholder’s equity:
Common stock (US$0.0001 par value
- authorized 20,000,000 shares; issued and outstanding 16,416,250 shares in June 30, 2010 and 15,646,250 in March 31, 2010)		1,642	1,565
Additional paid-in capital		826,078	820,881
Accumulated deficits		(55,671)	(49,257)
Accumulated other comprehensive income incinc(loss)/income		17,472	19,964

Total stockholders’ equity		789,521	793,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		928,240	1,035,647

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Three months ended June 30,
		2010	2009
	Notes	$	$

Net sales		-	963,191
Cost of sales		-	(828,615)

Gross profit		-	134,576
Selling, general and administrative expenses including share based compensation		(6,414)	(109,335)

Income from operations		(6,414)	25,241
Interest expenses		-	(25,566)

Loss before income taxes		(6,414)	(325)
Income tax expenses	4	-	-

Net loss		(6,414)	(325)

Loss per share, basic and diluted	7	0.039 cents	0.002 cents

Weighted average number of common shares outstanding, basic and diluted		16,416,250	14,468,338

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Three months ended June 30,
	2010	2009
	$	$

Cash flows from operating activities:
Net loss	(6,414)	(325)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	-	68,027
Share based compensation	5,197	38,481
Changes in current assets and liabilities
Accounts receivable	(433,036)	(254)
Prepaid expenses and other receivables	510,480	(2,434)
Inventories	-	41,513
Accounts payable	(104,834)	66,376
Income tax payable	-	-
Accrued expenses and other liabilities	(2,333)	56,350
Amount due to a director	3,339	-

Net cash provided by operating activities	(27,601)	267,284

Cash flow from financing activities:
Issuance of shares	77
New bank borrowings	-	65,528
Repayment of bank borrowings	-	(340,176)

Net cash used in financing activities	77	(274,648)

Effect of exchange rate changes on cash and cash equivalents	10	1,441

Net decrease in cash and cash equivalents	(27,514)	(5,923)
Cash and cash equivalents at beginning of the period	30,837	7,989

Cash and cash equivalents at end of the period	3,323	2,066

Supplementary disclosures of cash flow information:
Interest paid	-	25,566

Income taxes paid	-	-

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

1b.   Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on 31 March 2010.

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

Basis of presentation and consolidation (continued)

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

During the reporting year ended 30 June 2010 and 31 March 2010, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to Nil and $7,754 for the three months ended June 30, 2010 and 2009, respectively.

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

	June 30,	June 30,
	2010	2009
Quarter end HK$ : US$ exchange rate	7.7855	7.7505
Average quarterly HK$ : US$ exchange rate	7.7592	7.7505

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

Share-based compensation expense of $5,274 and $38,481 for the three month ended June, 2010 and 2009, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

SOUND WORLDWIDE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.   Accounts receivable, net

Accounts receivable consist of the following:

	As of
	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
	$	$

Accounts receivable	924,887	494,650
Less: allowance for doubtful accounts	-	-
	924,887	494,650

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.   Income taxes

The Group is incorporated in the United States, and is subject to United States federal and state income taxes. The Group did not generate taxable income in the United States for the three months ended June 30, 2009 and 2010. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Group’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2010 (2009: 16.5%).

The provision for income taxes consists of the following:

Three months ended June 30,
	2010	2009
	$	$

Current tax
Hong Kong	-	-

Deferred tax	-	-
	-	-

SOUND WORLDWIDE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.    Income taxes (continued)

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At June 30,
	2010	2009
	$	$

(Loss)/income before income tax	(6,414)	(325)

Hong Kong statutory tax rate	16.5%	16.5%
Computed “expected” tax expenses	-	-
Effect of tax exemptions granted	-	-
Income taxes	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

5.    Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	As of
	June 30, 2010	March 31, 2010
	$	$

Legal and professional fees	119,552	121,899
Other accruals and liabilities	1,472	1,476
	121,024	123,375

SOUND WORLDWIDE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.    Share Based Compensation

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

		Weighted
		average grant
	Shares	date fair value
		$

Balance as of April 1, 2009	220,000	0.51
Granted on Nov 18, 2009	120,000	0.05
Granted on Jan 31, 2010	700,000	0.05
Granted on Feb 2, 2010	50,000	0.05
Granted on Mar 2, 2010	220,000	0.05
Granted on May 10, 2010	770,000	0.05

Balance as of June 30, 2010	2,080,000

The stock awards vest equally over a period of one year from the date of grant.

7.   Loss Per Share

Basic loss per share of common stock was calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic loss per share of common stock for the periods presented.

8.   Comprehensive (Loss)/Income

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

SOUND WORLDWIDE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.    Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the three months ended June 30, 2010,and 2009 are as follows:

	2010	2009

Group A	-	50%
Group B	-	25%
Group C	-	*
Group D	-	*
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at June 30, 2010, and March 31, 2009 are as follows:

	Percentage of accounts receivable
	2010	2009

Group A	79%	82%
Group B	-	-
Group C	-	-
Group D	-	-
Group E	-	-
Largest receivable balances	79%	82%

10.   Fair value of financial instruments

The fair values of cash and cash equivalents, trade accounts receivable, amount due from a related party, short-term loans, trade accounts payable, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

11.   Subsequent Events

We have evaluated significant events and transactions that occurred from July 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Unaudited Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2010.

Unless otherwise noted, references in this Form 10-Q to “we”, “us”, “our”, and the “Company” means Sound Worldwide Holdings, Inc. a Delaware corporation and subsidiaries.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Organizational History and Operations

We are a holding company formed in the state of Delaware on June 26, 2006. On October 25, 2007, our predecessor merged with a registered company, Freedom 3, Inc., or Freedom, a Delaware corporation.

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

☑ Asian Point Investment Limited (“Asian Point”), incorporated in the British Virgin Islands on March 26, 1997, 100% of which is owned by the Company. Asian Point’s primary business is manufacturing and trading denim fabrics.

Our major operating subsidiary, Asian Point Investment Limited (“APIL”), has sold out all its plant and equipment at a loss of US$1,108,946 resulting to a net financial loss of US$2,370,460 during the year ended March 31, 2010. APIL has ceased operation during the year.

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

Sales of Goods represent the invoiced values of goods, net of sales returns, trade discounts and allowances. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, and other factors known at the time. The amounts of reductions to revenue were $2,571 and $27,005 for the nine months ended June 30, 2008 and 2007, respectively.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

Our revenues decreased from $963,191 to $0. for the three months ended June 30, 2009 and June 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Cost of Revenues

Total cost of revenues decreased from $828,615 to $0. for the three months ended June 30, 2009 and June 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Gross Profit

Our gross loss amount decreased from $134,576 to $0. for the three months ended June 30, 2009 and June 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) decreased from $109,335 to $6,414 for the three months ended June 30, 2009 and June 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Net (Loss)/Income

Our net loss income increased from a loss of $325. to a loss of $6,414 for the three months ended June 30, 2009 and June 30, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.

Accounts Receivable

Accounts receivable, net allowance of doubtful accounts, increased from $494,651 to $924,887 for the three months ended June 30, 2009 and June 30, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.  Management believes, but cannot guarantee, accounts receivable will be settled within six months.

Current Liabilities

Total current liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased from $242,494 to $138,719 for the three months ended June 30, 2009 and June 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled a deficit of ($27,601) for the three months ended June 30, 2010, which was a decrease from the net cash provided by operating activities, which totaled $267,284 for the same period of 2009. The decrease was a result of Asian Point Investment Limited ceasing operations.

Since our operating subsidiary, Asian Point Investment Limited has sold out all its plant and equipment, we do not presently generate any revenue to fund our operations and the planned development of our business. In order to sustain our current operations and develop our business plan, we will require funds for working capital or will need to acquire another business.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Group’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation  (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

 In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification  (“2010-02”) an update of ASC 810  Consolidation . 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force  (“2010-03”) an update of ASC 505  Equity . 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

Item 4.    Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time.

Item 1A.   Risk Factors.

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Note 1b of Our Unaudited Financial Statements for the quarter ended June 30, 2010 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 1b of Our Unaudited Financial Statements for the quarter ended June 30, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Notes disclose that the Company’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on 31 March 2010. The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend If we are unable to obtain sufficient financing in the near term or find an acquisition candidate, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

We Are A "Shell" Company And Our Shares Will Subject To Restrictions On Resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we are deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.   Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for  the resale of  their shares of common stock.  Preclusion from any prospective  investor using the exemptions provided by Rule 144 may be more difficult for  us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future  prospectus.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered sales of equity securities but did issue 770,000 shares of common stock pursuant to the 2009 Stock Option Plan in which the underlying shares were registered on Form S-8 as filed with the Securities and Exchange Commission on March 9, 2006 (registration number 333-157775)

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Removed and Reserved.

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

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan Roger Kwok Wing Fan Chief Executive Officer and Director	Date: August 23, 2010

/s/ Tony Ka Kin Chui Tony Ka Kin Chui Chief Financial Officer and Director	Date: August 23, 2010