Form 10-Q/A
period 2010-06-30
Sound Worldwide Holdings, Inc.
filed 2010-11-02
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A is being filed for the following purposes: Upon reviewing cover page of the prior filing, the Company inadvertently checked the incorrect box for its shell company status; as the management contends that they are not a shell company pursuant to Rule 12b-2 of the Exchange Act, the Company has checked the box indicating that they are not a shell company.  Please note that nothing else has been updated nor any other revisions made.

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

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan Roger Kwok Wing Fan Chief Executive Officer and Director	Date: November 1, 2010

/s/ Tony Ka Kin Chui Tony Ka Kin Chui Chief Financial Officer and Director	Date: November 1, 2010