Form 10-Q
period 2010-09-30
Sound Worldwide Holdings, Inc.
filed 2010-11-15
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [_]   No [X]

As of  November 15, 2010, the registrant had 19,516,250 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [_]   No   [X]

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

SOUND WORLDWIDE HOLDINGS, INC.

          Unaudited Condensed Consolidated Financial Statements
           For The Six Months Ended
      September 30, 2010 and 2009
(Stated in US Dollars)

SOUND WORLDWIDE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4 - 16

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		September 30, 2010 $	March 31, 2010 $
ASSETS	Notes

Current assets:
Cash and cash equivalents		3,333	30,837
Accounts receivable, net of allowance for doubtful accounts	3	927,747	494,651
Prepaid expenses and other receivables		30	510,159

TOTAL ASSETS		931,110	1,035,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		-	104,762
Accrued expenses and other liabilities	5	121,443	123,375
Amount due to a director		18,676	14,357

TOTAL LIABILITIES		140,119	242,494

Stockholder’s equity:
Common stock (US$0.0001 par value - authorized 20,000,000 shares; issued and outstanding 15,646,250 shares in September 30, 2010 and In March 31, 2010)		1,565	1,565
Additional paid-in capital		820,880	820,881
Accumulated deficits		(51,775)	(49,257)
Accumulated other comprehensive income		20,321	19,964
Total stockholders’ equity		790,991	793,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		931,110	1,035,647

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Six months ended September 30,
		2010 $	2009 $
	Notes

Net sales		-	963,191
Cost of sales		-	(828,615)

Gross profit		-	134,576
Selling, general and administrative expenses including share based compensation		(2,518)	(109,335)

Income from operations		(2,518)	25,241
Interest expenses		-	(25,566)

Loss before income taxes		(2,518)	(325)
Income tax expenses	4	-	-

Net loss		(2,518)	(325)

Loss per share, basic and diluted	7	0.018 cents	0.002 cents

Weighted average number of common shares outstanding, basic and diluted		14,053,685	14,468,338

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Six months ended September 30,
	2010 $	2009 $
Cash flows from operating activities:
Net loss	(2,518)	(325)

Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	-	68,027
Share based compensation	-	38,481
Changes in current assets and liabilities
Accounts receivable	(432,946)	(254)
Prepaid expenses and other receivables	510,258	(2,434)
Inventories	-	41,513
Accounts payable	(104,812)	66,376
Accrued expenses and other liabilities	(1,935)	56,350
Amount due to a director	4,319	-
Deposits paid	116	-

Net cash provided by operating activities	(27,518)	267,284

Cash flow from financing activities:
New bank borrowings	-	65,528
Repayment of bank borrowings	-	(340,176)

Net cash used in financing activities	-	(274,648)

Effect of exchange rate changes on cash and cash equivalents	14	1,441

Net decrease in cash and cash equivalents	(27,504)	(5,923)
Cash and cash equivalents at beginning of the period	30,837	7,989

Cash and cash equivalents at end of the period	3,333	2,066

Supplementary disclosures of cash flow information:
Interest paid	-	25,566

Income taxes paid	-	-

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

As of September 30, 2010, the subsidiaries of the Company include the following:

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

During the reporting year ended 30 September 2010 and 31 March 2010, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to Nil and $9,512 for the six months ended September 30, 2010 and 2009, respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended September 30, 2010.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Sept 30,	Sept 30,
	2010	2009
Quarter end HK$ : US$ exchange rate	7.7615	7.7510
Average quarterly HK$ : US$ exchange rate	7.7608	7.7520

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

Share-based compensation expense of $Nil and $66,761 for the six month ended September 30, 2010 and 2009, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	September 30,	March 31,
	2010	2010
	(Unaudited) $	(Audited) $
		$

Accounts receivable	927,747	494,650
Less: allowance for doubtful accounts	-	-
	927,747	494,650

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	Income taxes

The Group is incorporated in the United States, and is subject to United States federal and state income taxes. The Group did not generate taxable income in the United States for the six months ended September 30, 2009 and 2010. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Group’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2010 (2009: 16.5%).

The provision for income taxes consists of the following:

Six months ended September 30,
	2010 $	2009 $

Current tax
Hong Kong	-	-

Deferred tax	-	-
	-	-

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.             Income taxes (continued)

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At September 30,
	2010 $	2009 $

(Loss)/income before income tax	(2,518)	(325)

Hong Kong statutory tax rate	16.5%	16.5%
Computed “expected” tax expenses	-	-
Effect of tax exemptions granted	-	-
Income taxes	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

5.            Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	As of
	September 30, 2010 $	March 31, 2010 $

Legal and professional fees	119,971	121,899
Other accruals and liabilities	1,472	1,476
	121,443	123,375

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:
		Weighted
		average grant
	Shares	date fair value $

Balance as of April 1, 2009	220,000	0.51
Granted on Nov 18, 2009	120,000	0.05
Granted on Jan 31, 2010	700,000	0.05
Granted on Feb 2, 2010	50,000	0.05
Granted on Mar 2, 2010	220,000	0.05
Granted on May 10, 2010	770,000	0.05

Balance as of September 30, 2010	2,080,000

The stock awards vest equally over a period of one year from the date of grant.

7.	Loss Per Share

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

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.           Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the three months ended September 30, 2010,and 2009 are as follows:

	2010	2009

Group A	-	50%
Group B	-	25%
Group C	-	*
Group D	-	*
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at September 30, 2010, and March 31, 2009 are as follows:

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

11.           Subsequent Events

Soon after the holding company and its subsidiaries ceased production and business on 31 March 2010, they started to clear up the remaining business operation including the settlement of all account receivables and account payables. At the same time, the Company is exploring and studying the feasibility of engaging in the business of call center service provider. The Company is expected the business will be in operation in the next quarter.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

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

Our major operating subsidiary, Asian Point Investment Limited (“APIL”), has sold out all its plant and equipment at a loss of US$1,108,946 resulting to a net financial loss of US$2,370,460 during the year ended March 31, 2009. APIL has ceased operation during the year.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

Our revenues decreased from $963,191 to $0. for the six months ended September 30, 2009 and September 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Cost of Revenues

Total cost of revenues decreased from $828,615 to $0. for the six months ended September 30, 2009 and September 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Gross Profit

Our gross loss amount decreased from $134,576 to $0. for the six months ended September 30, 2009 and September 30, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) decreased from $109,335 to $2,518 for the six months ended September 30, 2009 and September 30, 2010  respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Net (Loss)/Income

Our net loss income increased from a loss of $325. to a loss of $2,518 for the six months ended September 30, 2009 and September 30, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.

Accounts Receivable

Accounts receivable, net allowance of doubtful accounts, increased from $494,651 to $927,747 for the three months ended June 30, 2009 compared to the year ended  March 31, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.  Management believes, but cannot guarantee, accounts receivable will be settled within six months.

Current Liabilities

Total current liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased from $242,494 to $140,119 for the three months ended June 30, 2009 compared to the year ended March 31, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled a deficit of ($27,518) for the three months ended September 30, 2010, which was a decrease from the net cash provided by operating activities, which totaled $267,284 for the same period of 2009. The decrease was a result of Asian Point Investment Limited ceasing operations.

Soon after the holding company and its subsidiaries ceased production and business on  March 31, 2010, they started to clear up the remaining business operation including the settlement of all account receivables and account payables. At the same time, our management is exploring and studying the feasibility of engaging in the business of call center service provider. Management expects that the transition to the business will be in operation in the next quarter.

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

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance With Changing Regulation Of Corporate Governance And Public Disclosure Will Result In Additional Expenses And Pose Challenges For Our Management Team.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered sales of equity securities but did issue 3,000,000 shares of common stock pursuant to the 2009 Stock Option Plan in which the underlying shares were registered on Form S-8 as filed with the Securities and Exchange Commission on March 9, 2006 (registration number 333-157775)

Item 3.    Defaults Upon Senior Securities.

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

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan	Date: November 12, 2010
Chief Executive Officer
and Director

/s/ Tony Ka Kin Chui
Tony Ka Kin Chui	Date: November 12, 2010
Chief Financial Officer
and Director