Form 10-Q
period 2010-12-31
Sound Worldwide Holdings, Inc.
filed 2011-02-14
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

As of February 14, 2011, the registrant had 19,516,250  shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes  [_]   No   [X]

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

.

     SOUND WORLDWIDE HOLDINGS, INC.

          Unaudited Condensed Consolidated Financial Statements
           For The Nine Months Ended
      December 31, 2010 and 2009
(Stated in US Dollars)

SOUND WORLDWIDE HOLDIINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	1

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4-12

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Stated in US Dollars)

		At of
		December 31,	March 31,
		2010	2010
	Notes	$	$
ASSETS

Current assets:
Cash and cash equivalents		3,333	30,837
Accounts receivable, net of allowance for doubtful accounts	3	927,747	494,651
Prepaid expenses and other receivables		30	510,159

TOTAL ASSETS		931,110	1,035,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		-	104,762
Accrued expenses and other liabilities	5	121,443	123,375
Amount due to a director		18,676	14,357

TOTAL LIABILITIES		140,119	242,494

Stockholder’s equity:
Common stock (US$0.0001 par value- authorized 20,000,000 shares; issued and outstanding 15,646,250 shares in December 31, 2010 and in March 31, 2010)		1,565	1,565
Additional paid-in capital		820,880	820,881
Accumulated deficits		(51,775)	(49,257)
Accumulated other comprehensive income incinc(loss)/income		20,321	19,964

Total stockholders’ equity		790,991	793,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		931,110	1,035,647

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Nine months ended December 31,
		2010	2009
	Notes	$	$

Net sales		-	2,281,447
Cost of sales		-	(2,165,266)

Gross profit		-	116,181
Selling, general and administrative expenses including share based compensation		(2,518)	(247,640)

Income from operations		(2,518)	(131,459)
Interest expenses		-	(31,292)

Loss before income taxes		(2,518)	(162,751)
Income tax expenses	4	-	-

Net loss		(2,518)	(162,751)

Loss per share, basic and diluted	7	0.018 cents	1.12 cents

Weighted average number of common shares outstanding, basic and diluted		14,053,685	14,592,977

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Nine months ended December 31,
	2010	2009
	$	$

Cash flows from operating activities:
Net loss	(2,518)	(162,751)
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation expense	-	204,071
Share based compensation	-	95,042
Changes in current assets and liabilities
Accounts receivable	(432,946)	57,018
Prepaid expenses and other receivables	510,258	(2,434)
Inventories	-	137,298
Accounts payable	(104,812)	63,651
Amount due to related parties	-	11,527
Accrued expenses and other liabilities	(1,935)	(56,654)
Amount due to a director	4,319	-
Deposits paid	116	-

Net cash provided by operating activities	(27,518)	346,768

Cash flow from financing activities:
New bank borrowings	-	-
Repayment of bank borrowings	-	(340,158)

Net cash used in financing activities	-	(340,158)

Effect of exchange rate changes on cash and cash equivalents	14	1,365

Net decrease in cash and cash equivalents	(27,504)	7,975
Cash and cash equivalents at beginning of the period	30,837	7,989

Cash and cash equivalents at end of the period	3,333	15,964

Supplementary disclosures of cash flow information:
Interest paid	-	31,292

Income taxes paid	-	-

See accompanying notes to unaudited condensed consolidated financial statements.

SOUND WORLDWIDE HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (together, the “Group”)    were principally engaged in manufacturing and trading of denim fabrics and garments.

As of September 1, Sound Worldwide Holdings, Inc. (the Company) and its subsidiaries (together, the “Group”) have merged with Chatter Box Call Center, Limited, a Business Process Outsourcing (BPO) and state of the art call center operation domiciled in Manila, Philippines.

The Chatter Box Call Center group’s objective is to become one of the most viable call center/business process virtual outsourcing companies in the Philippines and Hong Kong, if not globally. This business plan proposal is to start, operate and grow the proposed Call Center infrastructure to support its aggressive participation in the market in the next few years.

Our proposal is to have an investment partner that will share our vision in making the Philippines as the main competitive Hub for the BPO industry and will provide financial investment for our team to set up and build out an internationally standardized contact center facility providing Business Process Outsource (BPO) and Knowledge Process Outsource (KPO) Services to our clients. We have already provided the business and resources to effectively start and operate the new proposed contact center facility. We want Filipino ingenuity with foreign technology to take its stride in making this proposed business successful and be known globally in the outsourcing industry.

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

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of the Company common stock held by her.

On February 2, 2011 the company “Sound Worldwide Holdings Inc.” filed a definitive Form 14C as part of the process to change its name to Chatter Box Call Center Ltd.  Sound Worldwide Ltd. and Asian Point Investment Ltd. are dormant subsidiaries.

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

On June 29, 2009,the Financial Accounting Standards Board(FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non-governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Group’s financial statement.

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

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis credit evaluations are preferred on all customers requiring credit over a certain amount.  During the reporting year ended 31 December 2010 and 31 March 2010, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to Nil and $3,455 for the nine months ended December 31, 2010 and 2009, respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended December 31, 2010.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

	Dec 31,	Dec 31,
	2010	2009
Quarter end HK$ : US$ exchange rate	7.7745	7.7555
Average quarterly HK$ : US$ exchange rate	7.7612	7.7509

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

SOUND WORLDWIDE HOLDING, INC.

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

Share-based compensation expense of $Nil and $95,042 for the nine month ended December 31, 2010 and 2009, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

3.	Accounts receivable, net

Accounts receivable consist of the following:

	As of
	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)
	$	$

Accounts receivable	927,747	1,481,299
Less: allowance for doubtful accounts	-	-
	927,747	1,481,299

The Group has a credit policy in place and the exposure to credit risk is monitored on an on-going basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Income taxes

The Group is incorporated in the United States, and is subject to United States federal and state income taxes. The Group did not generate taxable income in the United States for the nine months ended December 31, 2009 and 2010. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Group’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2010 (2009: 16.5%).

The provision for income taxes consists of the following:

Nine months ended December 31,
	2010	2009
	$	$

Current tax
Hong Kong	-	-

Deferred tax	-	-
	-	-

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At December 31,
	2010	2009
	$	$

(Loss)/income before income tax	(2,518)	(162,751)

Hong Kong statutory tax rate	16.5%	16.5%
Computed “expected” tax expenses	-	-
Effect of tax exemptions granted	-	-
Income taxes	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

SOUND WORLDWIDE HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.         Accrued expenses and other liabilities

Accrued expenses and other liabilities consist of the following:

	As of
	December 31, 2010	March 31, 2010
	$	$

Legal and professional fees	119,971	121,899
Other accruals and liabilities	1,472	1,476
	121,443	123,375

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan is as follows:

		Weighted
		average grant
	Shares	date fair value
		$

Balance as of April 1, 2009	220,000	0.51
Granted on Nov 18, 2009	120,000	0.05
Granted on Jan 31, 2010	700,000	0.05
Granted on Feb 2, 2010	50,000	0.05
Granted on Mar 2, 2010	220,000	0.05
Granted on May 10, 2010	770,000	0.05

Balance as of December 31, 2010	2,080,000

The stock awards vest equally over a period of one year from the date of grant.

7.	Loss Per Share

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

9.        Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the three months ended December 31, 2010,and 2009 are as follows:

	2010	2009

Group A	-	48%
Group B	-	32%
Group C	-	*
Group D	-	*
* Less than 10%

Details of the accounts receivable from the customers with the largest receivable balances at December 31, 2010, and March 31, 2009 are as follows:

	Percentage of accounts receivable
	2010	2009

Group A	81%	82%
Group B	-	-
Group C	-	-
Group D	-	-
Group E	-	-
Largest receivable balances	79%	82%

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

Chatter Box Call Center

Our Board of Directors has determined to revise and develop the business plan to build up and operate a Business and Knowledge Process Outsourced (BPO / KPO) Technology / IT company that will play an active role in the IT / Telecom and Call Center / BPO / KPO Industry.

The call center industry is an emerging industry in the Philippines and business process outsourcing or BPO is regarded, in managements’’ opinion, as one of the fastest growing industries in the world. While the Philippine government is hoping to attract capital to fund infrastructure projects, it is also aiming to bring in more investment in the business process outsourcing (BPO) sector. We believe the Philippines has emerged as a strong rival to India. We believe the Philippine business process outsourcing industry is growing  and may soon overtake India as the industry leader with proper funding. Our group’s objectives is to become one of the most viable call center/ business process outsourcing companies in the Philippines, if not globally.

We are recommending the name of the new company to be Chatter Box Call Center Inc. This represents voice and non-voice customer support for all our BPO Clients. We intend to  develop an initial 100 seat call center facility to be structured both as a virtual call center as well as being located within the Philippines. Chatter Box Call Center developed the plans, design and engineering of the facility and will be the implementing Systems Integrator and Overall Project Manager for the Project Roll Out.
A Call Center can be found within a company (in-house) or it can be a separate entity that manages calls for an array of clients for a variety of products and services.

In house call centers focus on the product and services their own company offers to consumers and businesses. Aside from the typical office set-up which includes the following departments: Admin., HR., Operations, Finance, etc., they also have an additional area within their premises where stations are set-up to call their clientele or receive calls from existing and new customers. When customers respond to infomercials or choose to place an order from a catalog, for example, they typically call a toll-free 800 number, which gets forwarded to a call center to be answered and processed.

A separate company, on the other hand, handles various Accounts from different clients and/ or companies which, typically, does not have the time nor finances to set-up their own call center facility. Another reason for hiring a call center is cost savings which translates, we believe, to at least 25-35% costs on manpower and facility. Jobs in call centers are typically classified as “Customer Support Representative Inbound” or “Customer Sales Representative Outbound.”

  An Inbound Telemarketing position is a low-pressure job because it usually does not involve selling. Generally, this type of job entails:
•	Answering incoming calls
•	Providing information
•	Customer support
•	Order taking; setting up appointments
•	Processing requests for more information

The job title often associated with this type of work is Customer Service Representative. Job responsibilities often include processing orders, preparing correspondence, and fulfilling customer needs to ensure customer satisfaction.

An Outbound Telemarketing position involves:
•	Calling prospects
•	Selling products/ services over the telephone
•	Making collection calls
•	Setting up appointments for a salesperson to make an in person sales call

This type of job has a wide salary range, because people are often compensated in a variety of ways (through salary, commission, and / or bonuses). Chatterbox Call Center will concentrate most of its resources in this area of business which has dramatically larger margins.

Using the latest technology, companies are now creating virtual call centers. In essence, dozens or even hundreds of people work from their homes. Calls to a company (responding to an 800 number, for example) get forwarded to the telesales professionals at remote locations. A virtual call center links the telesales professionals who are working from different locations together with their employer using computers and the Internet.

Offshore Call Center Outsourcing in the Philippines

Cutting costs typically add to profitability, but not if quality of service falls as a result. Offshore call center outsourcing offers as a solution. The Philippines delivers, we believe, service levels, results comparable to any UK or US domestic center at less cost.

The call center industry is an emerging industry in the Philippines and business process outsourcing (or BPO) is regarded as one of the fastest growing industries in the world. We believe that the demand has grown significantly over the years, and we contend, but have not verified, that there over 200,000 local call center agents and industry growth of at least 100% annually due to less expensive labor costs and English proficient agents.

While the Philippine government is hoping to attract capital to fund infrastructure projects, it is also aiming to bring in more investment in the business process outsourcing (BPO) sector, one of the most dynamic industries in the world.  With a significant global market share, the Philippines has emerged as a strong rival to India and Canada, both countries with a material presence in this market.  Our management contends that due to the strong language skills and high literacy rate of the Philippines population and the country’s youthful demographics, the BPO in the Philippines will increase significantly.

The Philippine business process outsourcing industry is growing by, we believe, as much as 46% annually and may soon overtake India as the industry leader.  We have started to see an influx of BPOs and call centers from India registering businesses in the Philippines and setting up operations.

The Chatter Box Call Center group’s objectives is to become one of the most viable call center/ business process outsourcing companies in the Philippines, if not globally.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Revenues

Our revenues decreased from $2,281,447 to $0. for the nine months ended December 31, 2009 and December 31, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Cost of Revenues

Total cost of revenues decreased from $2,165,266 to $0. for the nine months ended December 31, 2009 and December 31, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Gross Profit

Our gross loss amount decreased from $116,181 to $0. for the nine months ended December 31, 2009 and December 31, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Operating Expenses

Our total operating expenses (selling, general & administrative expenses (SG&A)) decreased from $247,640 to $2,518 for the nine months ended December 31, 2009 and December 31, 2010  respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

Net (Loss)/Income

Our net loss income decreased from a loss of $162,752 to a loss of $2,518 for the nine months ended December 31, 2009 and December 31, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.

Accounts Receivable

Accounts receivable, net allowance of doubtful accounts, increased from $494,651 to $927,747 for the nine months ended December 31, 2009 compared to the year ended March 31, 2010 respectively.  The increase was a result of Asian Point Investment Limited ceasing operations.  Management believes, but cannot guarantee, accounts receivable will be settled within nine months.

Current Liabilities

Total current liabilities, consisting of accounts payable, accrued expenses and other liabilities, decreased from $242,494 to $140,119 compared to the year ended  March 31, 2010 respectively.  The decrease was a result of Asian Point Investment Limited ceasing operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities totaled a deficit of ($27,518) for the nine months ended December 31, 2010, which was a decrease from the net cash provided by operating activities, which totaled $346,678 for the same period of 2009. The decrease was a result of Asian Point Investment Limited ceasing operations.

While there can be no assurances, over the first five years of operation, we expect general net income of  $84,153,219 on gross revenues of $362,880,000 or 23% in percent of revenue.

Gross Revenue is supported by the continued expansion of the number of seats operating in the call center, which is slated to commence with 500 seats, increasing 500 seats per year to reach 2,500 seats by the 5th year of operation

Since the last quarter, a comprehensive CRM – Customer Relationship Management Software has been implemented to help better streamline operations and contact management. Additionally, new aspects of management have been fulfilled, adding to upper management and advisory roles as Chief Operating Officer, Corporate Finance and Marketing.  Further, there has been progress made in the area of offering mobile application marketing services to our list of BPO services. We have begun marketing and advertising for new business as of January 1, 2011 and expect fully to begin generating revenue within the quarter.

Lastly, we are engaged in later stage discussions involving merger/acquisition EBITDA positive candidates that have synergistic value to over BPO business plan objectives.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note 1b of Our Unaudited Financial Statements for the quarter ended December 31, 2010 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 1b of Our Unaudited Financial Statements for the quarter ended December 31, 2010 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Notes disclose that the Company’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on March 31, 2010. The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend If we are unable to obtain sufficient financing in the near term or find an acquisition candidate, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

The Company did not issue any unregistered sales of equity securities.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Removed and Reserved.

Item 5.     Other Information.

There is no information with respect to which information is not otherwise called for by this form except as follows:

On February 2, 2011 the company “Sound Worldwide Holdings Inc.” filed a definitive Form 14C as part of the process to change its name to Chatter Box Call Center Ltd.

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

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan	Date: February 14, 2011
Roger Kwok Wing Fan Chief Executive Officer and Director

/s/ Tony Ka Kin Chui	Date: February 14, 2011
Tony Ka Kin Chui Chief Financial Officer and Director