Form 10-K
period 2011-03-31
Chatter Box Call Center Ltd.
filed 2011-07-14
CIK 1368294

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:   000-52116

Chatter Box Call Center Ltd
 (Formerly known as Sound Worldwide Holdings, Inc.)
 (Name of registrant as specified in its charter)

Delaware	20-5153419
State of Incorporation	IRS Employer Identification No.

Flat E,  16/F., Block One, Kin Ho Ind. Bldg.
Nos. 14-24 Au Pui Wan Street, Shatin, N.T.
Hong Kong, China
(Address of principal executive offices)

(852) 2414-1831
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
 (Title of Class)

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting  and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2010 was approximately $0.00.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of March 31, 2010, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at July 14, 2011 , there were 19,516,250 shares of Common Stock, $0.0001 par value per share issued and outstanding and no shares of preferred stock $0.0001 par value per share issued and outstanding.

Documents Incorporated By Reference -None

Chatter Box Call Center Ltd.
(Formerly known as Sound Worldwide Holdings, Inc.)
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED MARCH 31, 2011 AND 2010

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	12
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	REMOVED AND RESERVED	7
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A.	CONTROLS AND PROCEDURES	13
ITEM 9B.	OTHER INFORMATION	14
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	15
ITEM 11.	EXECUTIVE COMPENSATION	16
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	21
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22
	SIGNATURES	23
CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

i

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

ii

PART I

As used in this annual report, “we”, “us”, “our”, “Chatter Box”, “Company” or “our company” refers to Chatter Box Call Center Ltd.

ITEM 1.  BUSINESS.

Company History

Chatter Box Call Center Ltd. (Formerly known as Sound Worldwide Holdings, Inc. (the “Company”) and its subsidiaries (together, the “Group”) are principally engaged in manufacturing and trading of denim fabrics and garments. The Group owns production plants in Hong Kong and the People’s Republic of China and its customers are mainly in the United States, Europe and Japan.

Our business operations were conducted through our wholly-owned subsidiary, Sound Worldwide Limited, or SWL, a British Virgin Islands corporation, and its subsidiaries. At the fiscal year ended, March 31, 2011, SWL had one subsidiary, Asian Point Investment Limited, or Asian Point.  SWL is holding company. Asian Point Investment Limited ceased operations in 2010.

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

As of  March 31, 2011, the subsidiaries of the Company include the following:

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

Our major operating subsidiary, Asian Point Investment Limited (“APIL”), has sold out all its plant and equipment. APIL has ceased operation during the year.

On March 31, 2011, Hong Kong Alliance Fund, Limited, a corporation organized and existing under the laws of the Hong Kong with its head office located at 8/F., Gloucester Tower The Landmark 15 Queen’s Road Central HK executed an Agreement to purchase the business of  Sound Worldwide Holdings, Inc. , a corporation organized and existing  with its head office located at Flat E, 16/F., Block One, Kin Ho Ind. Bldg.,  Nos. 14-24 Au Pui Wan Street, Shatin, N.T. Hong Kong, China and its subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and Promissory Note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises.  In accordance with the Agreement, the Closing shall occur on or before July 31, 2011

Chatter Box Call Center

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

An Inbound Telemarketing position is a low-pressure job because it usually does not involve selling. Generally, this type of job entails:

●	Answering incoming calls
●	Providing information
●	Customer support
●	Order taking; setting up appointments
●	Processing requests for more information

The job title often associated with this type of work is Customer Service Representative. Job responsibilities often include processing orders, preparing correspondence, and fulfilling customer needs to ensure customer satisfaction.

An Outbound Telemarketing position involves:

●	Calling prospects
●	Selling products/ services over the telephone
●	Making collection calls
●	Setting up appointments for a salesperson to make an in person sales call

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

Change in Fiscal Year

On December 21, 2007, the Board of Directors of the Company, by unanimous written consent, approved to change the Company’s fiscal year end from December 31st to March 31st

WHERE YOU CAN FIND MORE INFORMATION

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

ITEM 2.  PROPERTIES
Nil

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of March 31, 2011,  19,516,250 shares of our common stock are issued and outstanding, and there are approximately 70 holders of record of our Common Stock.

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

Holders of Our Preferred Stock

As of March 31, 2011, we had 0 holders of record of our preferred stock.

Illiquid Trading Market

Our common stock trades on the OTC Bulletin Board under the symbol “CXLL.OB” However, since our registration statement on Form S-1 became effective on April 23, 2008, no active trading market for sellers or buyers has developed for our common stock except for some brief trading in October, 2010 where our stock price closed as high as $0.10 but subsequently returned to its current price of $0.05.

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

As of March 31, 2011, there were approximately 70 record holders of our common stock. .

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

Dividend Policy

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended March 31, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our transfer agent is Continental Stock Transfer, 17 Battery Place, New York, NY 10004

Telephone: (212) 509-4000.

Recent Sales of Unregistered Securities

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Gross Revenue will be supported by the continued expansion of the number of seats operating in the call center, which is slated to commence with 500 seats, increasing 500 seats per year to reach 2,500 seats by the 5th year of operation.

Since the last two quarters, a comprehensive CRM – Customer Relationship Management Software has been implemented to help better streamline operations and contact management. Additionally, new aspects of management have been fulfilled, adding to upper management and advisory roles as Chief Operating Officer, Corporate Finance and Marketing.  Further, there has been progress made in the area of offering mobile application marketing services to our list of BPO services. We have begun marketing and advertising for new business as of January 1, 2011.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b) Changes in Internal Control over Financial Reporting.

During the year ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended March 31, 2011 and 2010 compensation awarded to, paid to, or earned by, the Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2011 and 2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roger Kwok Wing Fan	2011	NIL	0	0	0	0	0	0	46,428
	2010	46,428	0	0	0	0	0	0	43,254

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards					Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Roger Kwok Wing Fan	2011	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

Name	Year	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Roger Kwok Wing Fan	2011		0	0	0
	2010		0	0	0

2011 and 2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Roger Kwok Wing Fan	2011	0	0	0	0	0
	2010	0	0	0	0	0

2011 and 2010 DIRECTOR COMPENSATION TABLE

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roger Kwok Wing Fan	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

2011 and 2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Roger Kwok Wing Fan	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

2011 and 2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Roger Kwok Wing Fan	2011	0	0	0	0	0
	2010	0	0	0	0	0

2011 and 2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Year	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Reason Cause or for Good	Voluntary Termination	Death	Disability	Change in Control

Roger Kwok Wing Fan	2011	None
	2020	None

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

Director Compensation

The Company currently does not pay any cash fees to directors, but we pay directors' expenses in attending board meetings. During the year ended March 31, 2011, no director expenses were reimbursed.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of March 31, 2011 based on 19,516,250 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address	Number of Shares Beneficially Owned	Percentage(1)
Roger K.W. Fan, President, CEO	11,261,250	57.7%
Tony Ka Kin Chui, CFO	1,750	*
Hung Man To, Operations Dir.	43,050	*
Mei Ling Szeto, Secretary	0	-
All Directors, Officers as a Group	11,306,050	57.9%

* Represents less than 1%

(1)
Applicable percentage of ownership is based on 19,516.250 shares of common stock issued and outstanding. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

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

There were no related party transactions in the fiscal year ended March 31, 2011.

Director Independence

None of our directors are deemed to be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dominic K.F. Chan & Co. (“Dominic”) was our principal auditor.

Audit Fees

The aggregate fees billed by Dominic for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $10,000 and $30,000 for fiscal years ended March 31, 2011 and March 31, 2010, respectively.

Audit-Related Fees

No Dominic’s fees were billed for assurance and related services related to the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2011 and March 31, 2010, respectively.

Tax Fees

No Dominic’s fees were billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2011 and March 31, 2010, respectively.

All Other Fees

No Dominic’s fees were billed for other products and services for the fiscal years ended March 31, 2011 and March 31, 2010, respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

ITEM 15.  EXHIBITS AND REPORTS.

Number	Exhibits

3.1	Certificate of Incorporation of Freedom 3, Inc. (1)

3.1.1	Amendment to the Certificate of Incorporation of Freedom 3, Inc., dated October 25, 2007 (2)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (3)

10.1	Share Exchange Agreement, dated October 25, 2007, between Freedom 3, Inc. and Sound Worldwide Limited (2)

10.2	Management Agreement, dated March 31, 2005, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.3	Management Agreement, dated March 31, 2006, between Asian Point Investment Limited and Yin Kee Weaving Factory Ltd. (3)

10.4	Share Purchase and Exchange Agreement, dated May 27, 2008, among Sound Worldwide Holdings, Inc., Sound Worldwide Limited, Best Allied Industrial Limited and Ms. Ivy S.K. Lam (5)

10.5	Settlement Agreement and Release, dated May 27, 2008, by Sound Worldwide Holdings, Inc. and Ms. Ivy S.K. Lam (5)

14.1	Code of Ethics(6)

14.2	Code of Business Conduct(6)

16.1	Letter from Conner & Associates, PC, dated October 25, 2007 (4)

21.	Subsidiaries (7)

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (7)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (7)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10SB (SEC File No.: 000-52116) filed on July 7, 2006 and incorporated by reference herein.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-146986) filed on October 29, 2007 and incorporated by reference herein.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2/Amendment No. 1 (SEC File No.: 333-146986) filed on January 22, 2008 and incorporated by reference herein.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on October 29, 2007 and incorporated by reference herein.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K (SEC File No.: 000-52116) filed on May27, 2008 and incorporated by reference herein.

(6)	Filed as an exhibit to the Company’s Annual Report for the fiscal year ended March 31, 2008 and incorporated by reference herein

(7)	Filed herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: July 14, 2011	Chatter Box Call Center Ltd. By: /s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan

July 14, 2011	Chief Executive Officer (Principle Executive Officer By: /s/ Tony Ka Kin Chui Tony Ka Kin Chui Chief Financial Officer (Principle Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2011	By:	/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan
Director, Chief Executive Officer, (Principal Executive Officer,

July 14, 2011	By:	/s/ Tony Ka Kin Chui
Tony Ka Kin Chui
Director, Chief Financial Officer (Principle Financial Officer)

July 14, 2011	By:	/s/ Hung Man To
Hung Man To Director, Operations Director

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31 2011, 2010 AND 2009
AND INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Chatter Box Call Center Limited
(Formerly known as Sound Worldwide Holdings Inc.)

We have audited the accompanying consolidated balance sheets of Chatter Box Call Center Limited (the “Company”) and its subsidiaries (collectively referred to as the “Group”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and other comprehensive income, and cash flows for the years ended March 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Group and its subsidiaries as of March 31, 2011 and 2010 and the consolidated results of its operations and their cash flows for the years ended March 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 1c to the consolidated financial statements the Group has incurred significant operating loss and has ceased operation during the year. These factors raise substantial doubt about the Group’s ability to continue as a going concern and is dependent upon its ability to develop additional sources of capital and to establish new profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, July 14, 2011

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

		At March 31,
	Notes	2011	2010
		$	$
ASSETS

Current assets:
Cash and cash equivalents		-	30,838
Accounts receivable, net of allowance for doubtful accounts	3	-	494,650
Prepaid expenses and other receivables		250,030	510,159

Total current assets		250,030	1,035,647

Plant and equipment	4	-	-

TOTAL ASSETS		250,030	1,035,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable		-	104,762
Accrued expenses and other liabilities	6	276,219	123,375
Amount due to a director		70,767	14,357

TOTAL LIABILITIES		346,986	242,494

Commitments and contingencies	8

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 20,000,000 shares; issued and outstanding 19,516,250 shares in 2011, 15,646,250 shares in 2010)		1,952	1,565
Additional paid-in capital		1,013,994	820,881
Accumulated deficit		(1,129,449)	(49,257)
Accumulated other comprehensive income		16,547	19,964

Total stockholders’ equity		(96,956)	793,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		250,030	1,035,647

See accompanying notes to consolidated financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		Year ended March 31,
	Notes	2011	2010	2009
		$	$	$

Net sales		-	2,280,608	4,227,552
Cost of sales		-	(2,242,917)	(3,907,813)

Gross profit		-	37,691	319,739
Selling, general and administrative expenses, including	7	(225,944)	(1,267,925)	(407,199)
Loss on disposal of plant and equipment		-	(1,108,946)	-
Other income		-	-	48

(Loss) from operations		(225,944)	(2,339,180)	(87,412)
Loss on disposal of subsidiaries		(854,248)	-	(276,855)
Interest expenses		-	(31,280)	(16,023)

(Loss) before income taxes		(1,080,192)	(2,370,460)	(380,290)
Income tax expenses	5	-	-	-

Net loss		(1,080,192)	(2,370,460)	(380,290)

Loss per share of common stock - Basic	8	(0.06)	(0.17)	(0.03)

Weighted average number of common stock - Basic	8	18,642,277	13,631,572	14,053,685

See accompanying notes to consolidated financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common stock		Additional paid in	Accumulated other Comprehensive	Retained
	Shares	Amount $	capital $	(loss)/income $	earnings $	Total $

Balance, March 31, 2008	20,000,000	2,000	627,916	1,986	2,701,492	3,333,394
Retirement of shares	(6,063,750)	(606)	606	-	-	-
Issuance of shares	400,000	40	(10)	-	-	30
Share based compensation	-	-	17,214	-	-	17,214
Net loss	-	-	-	-	(380,290)	(380,290)
Foreign currency translation adjustments	-	-	-	18,196	-	18,196
Comprehensive loss	-	-	-	18,196	(380,290)	(362,094)

Dividend	-	-	-	-	-	-

Balance, March 31, 2009	14,336,250	1,434	645,726	20,182	2,321,202	2,988,544
Issuance of shares	-	-	-	-	-	-
Share based compensation	1,310,000	131	175,155	-	-	175,286
Net loss	-	-	-	-	(2,370,459)	(2,370,459)
Foreign currency translation adjustment	-	-	-	(218)	-	(218)
Comprehensive loss	-	-	-	(218)	(2,370,459)	(2,370,677)

Balance, March 31, 2010	15,646,250	1,565	820,881	19,964	(49,257)	793,153
Share based compensation	3,870,000	387	193,113	-	-	193,500
Net loss	-	-	-	-	(1,080,192)	(1,080,192)
Foreign currency translation adjustment	-	-	-	(3,417)	-	(3,417)
Comprehensive loss	-	-	-	(3,417)	(1,080,192)	(1,083,609)

Balance, March 31, 2011	19,516,250	1,952	1,013,994	16,547	(1,129,449)	(96,956)

See accompanying notes to consolidated financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year ended March 31,
	2011	2010	2009
	$	$	$

Cash flows from operating activities:
Net (loss)	(1,080,192)	(2,370,460)	(380,290)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	-	271,994	199,724
Loss on disposal of plant and equipment	-	1,108,946	-
Shares based compensation	193,500	149,486	17,214
Changes in current assets and liabilities
Accounts receivable	494,650	1,043,295	932,021
Prepaid expenses and other receivables	260,129	(510,445)	122,556
Inventories	-	137,247	802,454
Accounts payable	(104,762)	61,733	(564,599)
Amounts due to related parties	-	1,458	-
Amounts due to a director	56,410	14,357	-
Accrued expenses and other liabilities	152,844	(81,117)	(77,728)

Net cash flows (used in) operating activities	(27,421)	(173,506)	1,051,352

Cash flows from investing activity:
Purchases of plant and equipment	-	510,721	(390,272)

Net cash used in investing activity	-	510,721	(390,272)

Cash flow from financing activities:
Issuance of new shares	-	25,800	-
Proceeds from bank borrowings	-	(340,033)	677,756
Repayment of new bank borrowings	-	-	(1,619,337)

Net cash (used in) financing activities	-	(314,233)	(941,581)

Net (decrease)/increase in cash and cash equivalents	(30,838)	22,848	(280,366)
Cash and cash equivalents at beginning of the year	30,838	7,990	288,356

Cash and cash equivalents at end of the year	-	30,838	7,990

Supplementary disclosures of cash flow information:
Interest paid	-	(31,280)	16,023

Income taxes paid	-	-	-

See accompanying notes to consolidated financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1a.	Organization and nature of operations

Chatter Box Call Center Limited (the “Company”) and its subsidiaries (collectively referred to as the “Group”) were previously engaged in manufacturing and trading of denim fabrics and garments.  The Group previously owns production plants in Hong Kong and the People’s Republic of China (“PRC”) and its customers are mainly in the United States, Europe and Japan. The Company is starting to engage in the business as call center service provider.

On October 25, 2007, Freedom 3, Inc. a Delaware corporation (“Freedom 3”), sold one share of its common stock to Sound Worldwide Limited (“Sound Worldwide” or “SWL”) for $1.00 and redeemed 100,000 shares of its common stock from its prior sole stockholder constituting 100% of Freedom 3’s issued and outstanding shares of its common stock prior to the sale, resulting in Sound Worldwide owning 100% of Freedom 3. After the sale and redemption by Freedom 3, Sound Worldwide and Freedom 3 entered into a Share Exchange Agreement, dated October 25, 2007 or Exchange Agreement, pursuant to which each issued and outstanding share of Sound Worldwide’s common stock and preferred stock was converted into 350 shares of Freedom 3’s common stock and preferred stock, respectively, and all of the issued and outstanding shares of Sound Worldwide’s common and preferred stock were retired and cancelled, resulting in Freedom 3 owning 100% of Sound Worldwide (the “Exchange”). This resulted in the stockholders of Sound Worldwide to become stockholders of Freedom 3. The previous stockholder of Freedom was then issued 300,000 shares of Freedom 3 as agreed previously. The one share of Freedom’s common stock held by Sound Worldwide was then cancelled and Sound Worldwide sold one share of its common stock to Freedom 3, which resulted in Freedom 3 owning 100% of Sound Worldwide. Freedom 3 then changed its name to Chatter Box Call Center Limited

For accounting purposes, the Exchange has been treated as an acquisition of Freedom 3 by Sound Worldwide and as a recapitalization of Sound Worldwide (i.e. a "reverse acquisition"), in which Sound Worldwide was deemed to be the accounting acquirer. As a result of the Exchange, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Sound Worldwide, as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Sound Worldwide prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction. The Company’s shares have been restated retroactively to reflect the share exchange ratio as at the date of the transaction in a manner similar to a stock split.

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

On March 31, 2011, the Group has entered into an agreement to disposed of its wholly-owned subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and promissory note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises. In accordance with the agreement, the consummation of the sale will take place on or before July 31, 2011.

1b.	Change in company name

On February 2, 2011, the Company changed its name from “Sound Worldwide Holdings, Inc” to “Chatter Box Call Center Limited”.

1c.	Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Group has disposed of 2 subsidiaries at a loss of $854,248 during the year.

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

On June 29, 2009, the Financial Accounting Standards Board(FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative US generally accepted accounting principles (GAAP) for all non governmental entities Rules and interpretive releases of the Securities and Exchange Commission (SEC) and also sources of authoritative US GAAP for SEC registrants. The Codification does not change US GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic arrears. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Group’s financial statement.

The consolidated financial statements include the accounts of Chatter Box Call Center Limited and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

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

During the reporting year ended 31 March 2011, 2010 and 2009, the Group did not experience any bad debts and accordingly, did not make any allowance for doubtful debts.

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

There was no impairment of long-lived assets in 2009, 2010 or 2011.

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

The Company did not record any revenue for the year ended March 31, 2011.

Shipping and handling fees and costs

Costs incurred by the Group for shipping and handling, including costs paid to third-party transportation companies, to transport and deliver products to customers, are included in “Selling, general and administrative expenses”. Shipping and handling fees and costs amounted to $Nil, $8 and $Nil for the years ended March 31, 2011, 2010 and 2009, respectively.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Group’s results of operations or financial condition for the year ended March 31, 2011.  As of the date of the adoption of ASC 740, the Group has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Group’s other comprehensive income represented foreign currency translation adjustment.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

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

	2011	2010	2009
Year end HK$ : US$ exchange rate	7.784	7.7645	7.7530
Average yearly HK$ : US$ exchange rate	7.776	7.7538	7.7768

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

Share-based compensation expense of $193,500, $149,686 and $17,214 for the years ended March 31, 2011, 2010 and 2009, respectively. Since share-based compensation is not tax deductible in Hong Kong, the PRC and the United States, no related tax benefit has been recognized.

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

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

Recently issued accounting pronouncements (continued)

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

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

Recently issued accounting pronouncements (continued)

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

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In December 2010, the FASB issued Accounting Standards Update ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805). The update requires public companies to disclose pro forma information for business combinations that occur in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption of FASB ASU No. 2010-29 effective December 1, 2010 did not have an impact on the Company’s consolidated results of operations or financial position but did result in additional disclosures.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of principal accounting policies (continued)

Accounts receivable consist of the following:

	At March 31,
	2011 $	2010 $

Accounts receivable	-	494,650

The Group has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.  Credit evaluations are performed on all customers requiring credit over a certain amount.

4.	Plant and equipment,net

Plant and equipment consists of the following:

	At March 31,
	2011 $	2010 $

Cost
Machinery	-	2,088,488
Furniture and office equipment	-	593
Motor vehicles	-	46,092
Disposals	-	(2,135,173)
	-	-

Accumulated depreciation
Machinery	-	471,439
Furniture and office equipment	-	217
Motor vehicles	-	46,092
Disposals	-	(517,748)
	-	-

Net
Machinery	-	-
Furniture and office equipment	-	-
Motor vehicles	-	-
	-	-

Depreciation expenses for the years ended March 31, 2011, 2010 and 2009 were $Nil, $271,994 and $199,724 respectively.

5.	Income taxes

The Group is incorporated in the United States, and is subject to United States federal and state income taxes. The Group did not generate taxable income in the United States for the years ended March 31, 2009, 2010 and 2011. Its subsidiaries that are incorporated in the British Virgin Islands are not subject to income taxes under those jurisdictions.  The Group’s subsidiary is subject to Hong Kong income or profit tax at 16.5% in 2011 (2010: 16.5%).

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Income Taxes (continued)

The provision for income taxes consists of the following:

Year ended March 31,
	2011	2010	2009
	$	$	$

Current tax
Hong Kong	-	-	-

Deferred tax	-	-	-
	-	-	-

A reconciliation between income tax expense and amounts calculated using the Hong Kong statutory tax rate is as follows:

	At March 31,
	2011	2010	2009
	$	$	$

(Loss) before income tax	(1,080,192)	(2,220,974)	(380,290)

Hong Kong statutory tax rate	16.5%	16.5%	16.5%
Computed “expected” tax expenses	-	-	-
Effect of tax exemptions granted	-	-	-
Income taxes	-	-	-

No provision for deferred tax liabilities has been made as the Group has no material temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

6.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	At March 31,
	2011	2010
	$	$

Legal and professional fees	78,606	121,899
Other accruals and liabilities	13,885	1,476
Other payables	183,728	-
	276,219	123,375

7.	Share based compensation

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Share based compensation (continued)

A summary of non-vested equity share units issued under the 2009 Incentive Plan for the year is as follows:

		Weighted
		average grant
	Shares	date fair value
		$
Granted on May 11, 2010	770,000	0.05
Granted on July 15, 2010	100,000	0.05
Granted on October 15, 2010	3,000,000	0.05

	3,870,000

The stock awards vest equally over a period of one year from the date of grant.

8.	Loss per shares

Basic loss per share of common stock was calculated by dividing the net loss of $1,080,192 (2010: $2,370,460 and 2009: $380,290) by the weighted average number of 18,642,277 (2010: 13,631,572 and 2009: 14,053,685) common shares.

There is no dilution effect to the basic loss per share of common stock for the years presented.

9.	Commitments and contingencies

There are no future minimum lease payments under non-cancellable operating lease agreements as of March 31, 2011. Rental expenses was $Nil and $36,557 for the years ended March 31, 2011 and 2010, respectively.

Other than as disclosed above, the Company had no other material contractual obligations and had no off-balance sheet guarantees or arrangements or transactions as at March 31, 2011.

10.	Related party balances and transactions

Related party transactions

Related party	Description of transactions	Year ended March 31,
		2011	2010	2009
		$	$	$

Yin Kee Weaving Factory (“Yin Kee”)	Purchase of raw material	-	-	1,267

11.	Concentration of credit

A substantial percentage of the Company's sales are made to the following customers.  Details of the customers accounting for 10% or more of total net revenue in any of the years ended March 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Group A	-	56%	50%
Group B	-	33%	25%
Group C	-	*	*
Group D	-	*	*
* Less than 10%

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Concentration of credit (continued)

Details of the accounts receivable from the customers with the largest receivable balances at March 31, 2011, 2010 and 2009 are as follows:

	Percentage of accounts receivable
	2011	2010	2009

Group A	-	79%	82%
Group B	-	-
Group C	-	-	-
Group D	-	-	-
Group E	-	-	-
Largest receivable balances	-	79%	82%

12.	Fair value of financial instruments

The fair values of cash and cash equivalents, trade accounts receivable, amount due from a related party, trade accounts payable, and other payables and accrued liabilities approximated the respective carrying amounts because of the short maturity of these instruments.

13.	Subsequent Events

Soon after the holding company and its subsidiaries ceased production and business on March 31, 2011, the Company is starting to engage in the business as call center service provider. The central call center operation will be domiciled in Manila, Philippines. The Company’s objective is to become one of the most viable call center/ business process outsourcing companies in the Philippines, if not globally. The company is also seeking opportunity to expand its operation.

On March 6, 2011, the company has entered into a contract to acquire assets and inventory for the operation of call center now operating in Philippines at a consideration of $55,000. The consummation of the acquisition will take place on or before September 1, 2011.

On June 20, 2011, the company has entered into a letter of intent to acquire a company (Humsay I Global Services Limited) which is operating in India. The agreed purchase price is $3,000,000 in Common Stock at a value of $1 per share; the Company reserves the right to repurchase the stock at this strike price prior to sale by the Seller.