Form 10-Q
period 2011-06-30
Chatter Box Call Center Ltd.
filed 2011-08-22
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Commission file number: 000-52116

CHATTER BOX CALL CENTER LIMITED
(Exact name of Registrant as specified in its charter)

Delaware	20-5153419
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

Flat E, 16/F., Kin Ho Ind. Bldg. Nos. 14-24 Au Pui Wan Street, Shatin, N.T. Hong Kong, China Unit 1, 14/F, Leader Industrial Centre Nos. 57-59 Au Pui Wan Street, Shatin, N.T. Hong Kong, China	N/A
Nos. 14-24 Au Pui Wan Street, Shatin, N.T. Hong Kong, China (Address of principal executive offices)	(Zip Code)

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

As of June 30, 2011, the registrant had 19,516,250  shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

          UNAUDITED CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(STATED IN US DOLLARS)

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)
UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED BALANCE SHEETS	5

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	6

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	8 -15

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED BALANCE SHEETS
 (Stated in US Dollars)

		As of
	Notes	June 30,	March 31,
		2011	2011
		$	$
ASSETS

Current assets:
Cash and cash equivalents		637	-
Prepaid expenses and other receivables		11,530	250,030

Total assets		12,167	250,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accrued expenses and other liabilities	4	76,083	276,219
Amount due to a director		51,897	70,767

TOTAL LIABILITIES		127,980	346,986

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 20,000,000 shares; issued and outstanding 19,516,250 shares in 2011 in June 30, 2011 and in March 31, 2011)		1,952	1,952
Additional paid-in capital		1,013,994	1,013,994
Accumulated deficit		(1,112,902)	(1,129,449)
Accumulated other comprehensive income		(18,857)	16,547

Total stockholders’ equity		(115,813)	(96,956)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		12,167	250,030

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)

		Three months ended June 30,
		2011	2010
	Notes	$	$

Net sales		-	-
Cost of sales		-	-

Gross profit		-	-
Selling, general and administrative expenses		(18,857)	(6,414)
Other income		-	-

Income from operations		(18,857)	(6,414)
Interest expenses		-	-

Loss before income taxes		(18,857)	(6,414)
Income tax expenses	3	-	-

Net loss		(18,857)	(6,414)

Loss per share, basic and diluted	6	(0.10 cents)	(0.04 cents)

Weighted average number of common shares outstanding, basic and diluted		19,516,250	16,416,250

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

	Three months ended June 30,
	2011	2010
	$	$

Cash flows from operating activities:
Net (loss)	(18,857)	(6,414)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	-	-
Shares based compensation	-	5,197
Changes in current assets and liabilities
Accounts receivable	-	(433,036)
Prepaid expenses and other receivables	238,500	510,480
Accounts payable	-	(104,834)
Amounts due to a director	(18,870)	3,339
Accrued expenses and other liabilities	(200,136)	(2,333)

Net cash flows generated from /(used in) operating activitiesa	637	(27,601)

Cash flow from financing activities:
Issuance of new shares	-	77
Proceeds from bank borrowings	-	-
Repayment of new bank borrowings	-	-

Net cash generated from financing activities	-	77

Effect of exchange rate changes on cash and cash equivalents	-	10

Net increase/ (decrease) in cash and cash equivalents	637	(27,514)
Cash and cash equivalents at beginning of the year	-	30,837

Cash and cash equivalents at end of the year	637	3,323

Supplementary disclosures of cash flow information:
Interest paid	-	-

Income taxes paid	-	-

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

1a.	Organization and nature of operations

Chatter Box Call Center Limited (the “Company”) and its previous subsidiaries were engaged in manufacturing and trading of denim fabrics and garments.  The Company previously owns production plants in Hong Kong and the People’s Republic of China (“PRC”) and its customers are mainly in the United States, Europe and Japan. The Company is starting to engage in the business as call center service provider.

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

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

1a.	Organization and nature of operations(continued)

On March 31, 2010, the Company’s previous subsidiary, Asian Point Investment Limited (“APIL”) has entered into a fixed asset purchase agreement with Kam Wing Shing Textile Manufactory Limited for the sale of all plant and equipment at a consideration of RMB4,500,000. APIL has ceased operation during the year.

On February 2, 2011, the Company changed its name from “Sound Worldwide Holdings, Inc” to “Chatter Box Call Center Limited”.

On March 31, 2011, the Company has entered into an agreement to disposed of its wholly-owned subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and promissory note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises. The disposal has been completed on June 25, 2011.

1b.	Going concern

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has disposed of 2 subsidiaries at a loss of $854,248 on March 31, 2011.

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

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies

Basis of presentation and consolidation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2011 annual financial statements.”

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

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less at the date of acquisition.  These investments are carried at cost, which approximates market value.

Revenue recognition

The Company did not generate any revenue during the three months period ended June 30, 2011.

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

The FASB issued Accounting Standard Codification Topic 740 (ASC 740) “Income Taxes”. ASC 740 clarifies the accounting for uncertainty in tax positions. This requires that an entity recognized in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The adoption of ASC 740 did not have any impact on the Company’s results of operations or financial condition for the year ended March 31, 2011.  As of the date of the adoption of ASC 740, the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Comprehensive income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive income represented foreign currency translation adjustment.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies(continued)

Foreign currency translation

The functional currency of the Company is United State Dollars (“US$”). The Company maintains its financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Transactions and balances

Transactions in foreign currencies are translated into the functional currency at the approximate rates of exchange ruling on the transaction date. Exchange gains and losses resulting from this translation policy are recognized in the statements of operations.

Share-based compensation

Effective January 1, 2006, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). Under SFAS No. 123R, the Company measures the cost of employee and consultant services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the costs over the period the employee or consultant is required to provide service in exchange for the award, which generally is the vesting period.

Share-based compensation expense of $Nil and $5,274 for the three months ended June 30, 2011 and 2010, respectively. Since share-based compensation is not tax deductible in United States, no related tax benefit has been recognized.

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

Related parties transactions

A related party is generally defined as (i) any person that holds 10% or more of The Company’s securities and their immediate families, (ii) the Company management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

13

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies(continued)

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

3.	Income taxes

As of period ended June 30, 2011 and 2010, the Company had net operating loss carried forward. The expenses for the two periods ended June 30, 2011 and 2010 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	As of
	June 30,	March 31,
	2011	2011
	$	$

Legal and professional fees	72,064	78,606
Other accruals and liabilities	4,019	13,885
Other payables	-	183,728
	76,083	276,219

5.	Share based compensation

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan for the year is as follows:

		Weighted
		average grant
	Shares	date fair value
		$
Granted on May 11, 2010	770,000	0.05
Granted on July 15, 2010	100,000	0.05
Granted on October 15, 2010	3,000,000	0.05

	3,870,000

The stock awards vest equally over a period of one year from the date of grant.

6.	Loss Per Share

Basic loss per share of common stock was calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period.

There is no dilution effect to the basic loss per share of common stock for the periods presented.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Comprehensive (Loss)/Income

Other comprehensive (loss)/income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive (loss)/income but are excluded from net (loss)/income as these amounts are recorded as a component of stockholders’ equity. The Company’s other comprehensive (loss)/income represented foreign currency translation adjustment.

8.	Fair value of financial instruments

The fair values of cash and cash equivalents, prepaid expenses and other receivables, and other liabilities and accrued expenses approximated the respective carrying amounts because of the short maturity of these instruments.

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

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

As of December 31, 2008, the subsidiaries of the Company include the following:

•	Sound Worldwide Limited (“SWL”), incorporated in the British Virgin Islands on July 28, 1999, 100% of which is owned by the Company. SWL’s primary business is as an investment holding company;

•
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

On March 31, 2011, the Company has entered into an agreement to disposed of its wholly-owned subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and promissory note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises. The disposal has been completed on June 25, 2011.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note 1b of Our Unaudited Financial Statements for the quarter ended June 30, 2011 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 1b of Our Unaudited Financial Statements for the quarter ended June 30, 2011 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Notes disclose that the Company’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on March 31, 2010. The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend If we are unable to obtain sufficient financing in the near term or find an acquisition candidate, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits.
	Exhibit Number
Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

XBRL Instance Document	101.INS	*

XBRL Schema Document	101.SCH	*

XBRL Calculation Linkbase Document	101.CAL	*

XBRL Definition Linkbase Document	101.DEF	*

XBRL Label Linkbase Document	101.LAB	*

XBRL Presentation Linkbase Document	101.PRE	*

________________
*  To be filed by Amendment.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan	Date: August 22, 2011
Chief Executive Officer
and Director

/s/ Tony Ka Kin Chui
Tony Ka Kin Chui	Date: August 22, 2011
Chief Financial Officer
and Director