Form 10-Q
period 2011-09-30
Chatter Box Call Center Ltd.
filed 2011-11-10
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of September 30, 2011, the registrant had 19,516,250  shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

          UNAUDITED CONDENSED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(STATED IN US DOLLARS)

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)
UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PAGES
UNAUDITED CONDENSED BALANCE SHEETS	1
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	4 – 11

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED BALANCE SHEETS
 (Stated in US Dollars)

		At of
	Notes	September 30,	March 31,
		2011	2011
		$	$
ASSETS

Current assets:
Cash and cash equivalents		713	-
Prepaid expenses and other receivables		34,530	250,030

Total assets		35,243	250,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accrued expenses and other liabilities	4	80,083	276,219
Amount due to a director		90,944	70,767

TOTAL LIABILITIES		171,027	346,986

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 20,000,000 shares; issued and outstanding 19,516,250 shares 2011 in September 30, 2011 and in March 31, 2011		1,952	1,952
Additional paid-in capital		1,013,994	1,013,994
Accumulated deficit		(1,168,277)	(1,129,449)
Accumulated other comprehensive income		16,547	16,547

Total stockholders’ equity		(135,784)	(96,956)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		35,243	250,030

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)

		Three months ended June 30,		Six months ended September 30,
		2011	2010	2011	2010
	Notes	$	$	$	$

Net sales		-	-	-	-
Cost of sales		-	-	-	-

Gross profit		-	-	-	-
Selling, general and administrative expenses		(18,857)	(6,414)	(38,828)	(2,518)
Other income		-	-	-	-

Loss from operations		(18,857)	(6,414)	(38,828)	(2,518)
Interest expenses		-	-	-	-

Loss before income taxes		(18,857)	(6,414)	(38,828)	(2,518)
Income tax expenses	3	-	-	-	-

Net loss		(18,857)	(6,414)	(38,828)	(2,518)

Loss per share, basic and diluted	6	(0.10)	(0.039)	(0.20)	(0.018)

Weighted average number of common shares outstanding, basic and diluted		19,516,250	16,416,250	19,516,250	14,053,685

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

	Six months ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	(38,828)	(2,518)
Changes in current assets and liabilities
Accounts receivable	-	(432,946)
Prepaid expenses and other receivables	215,500	510,374
Accounts payable	-	(104,812)
Amounts due to a director	20,177	4,319
Accrued expenses and other liabilities	(196,136)	(1,935)

Net cash flows generated from /(used in) operating activities	713	(27,518)

Effect of exchange rate changes on cash and cash equivalents	-	14

Net increase/ (decrease) in cash and cash equivalents	713	(27,504)
Cash and cash equivalents at beginning of the year	-	30,837

Cash and cash equivalents at end of the period	713	3,333

Supplementary disclosures of cash flow information:
Interest paid	-	-

Income taxes paid	-	-

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

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenue since April 1, 2010, and is unlikely to pay dividend or generate significant earnings in the immediate or foreseeable futures. For the period ended September 30, 2011, the Company has incurred an accumulated deficit of $1,168,277. As of September 30, 2011, its current liabilities exceed its current assets by $135,784. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern.

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

Revenue recognition

The Company did not generate any revenue during the six months period ended September 30, 2011.

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

As of period ended September 30, 2011 and 2010, the Company had net operating loss carried forward. The expenses for the two periods ended September 30, 2011 and 2010 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	As of
	September 30,	March 31,
	2011	2011
	$	$

Legal and professional fees	76,064	78,606
Other accruals and liabilities	4,019	13,885
Other payables	-	183,728
	80,083	276,219

5.	Share based compensation

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

Unless otherwise noted, references in this Form 10-Q to “we”, “us”, “our”, and the “Company” means Chatterbox Call Center Limited (f/k/a/  Sound Worldwide Holdings, Inc.) a Delaware corporation and subsidiaries.

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

Through our prior wholly-owned subsidiary, Sound Worldwide Limited, or Sound Worldwide or SWL, a British Virgins Island corporation, and its subsidiaries, we manufactured and sold denim fabrics and garments from our facilities in Hong Kong and China. SWL’s subsidiary is Asian Point Investment Limited, or Asian Point.

Through our prior subsidiaries, Sound Worldwide was able to produce various types of fabric and garment products. Additionally, Sound Worldwide was a garment contractor for a number of well-known brands such as GAP, Levis, ECKO, and Giordano. The Company’s products were sold to customers worldwide, with over 50% exported to the U.S. marketplace and the rest throughout Western Europe and other countries. Sound Worldwide has been devoting resources to enhance its fabric and garment production technology, capacity, efficiency, and flexibility. This is intended to help Sound Worldwide to meet the perceived increasing and changing demand of the textile and garment market.

Our Subsidiaries’ Organizational History

The following summarizes the organizational history:

•	SWL was formed in July 1999.
•	Asian Point was registered in China in June 1999.

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

On May 27, 2008, our company and SWL, entered into a Share Purchase and Exchange Agreement (the “Exchange Agreement”) with Best Allied, a wholly-owned subsidiary of SWL, and Ms. Ivy S.K. Lam, a director and officer of Best Allied and a stockholder of an aggregate of 6,063,750 shares of the Company’s Common Stock. Pursuant to the Exchange Agreement, at a closing held on May 30, 2008, Ms. Lam purchased from the Company and SWL 10,000 shares of Common Stock of Best Allied owned by SWL, which constituted 100% of the issued and outstanding shares of Best Allied, in exchange for 6,063,750 shares of the Company’s Common Stock held by Ms. Lam, which constituted 100% of the shares of the Company’s Common Stock held by Ms. Lam (the “Exchange”). The effective date of the Exchange is April 1, 2008.

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

The prior subsidiaries of the Company include the following:

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

On March 31, 2011, we entered into an agreement to disposed of our wholly-owned subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and promissory note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises. The disposal was completed on June 25, 2011.

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

We changed the name of our company to Chatter Box Call Center Inc. We believe that this represents voice and non-voice customer support for all our BPO Clients. We intend to  develop an initial 100 seat call center facility to be structured both as a virtual call center as well as being located within the Philippines. Chatter Box Call Center developed the plans, design and engineering of the facility and will be the implementing Systems Integrator and Overall Project Manager for the Project Roll Out. A Call Center can be found within a company (in-house) or it can be a separate entity that manages calls for an array of clients for a variety of products and services.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Gross Revenue will be supported by the continued expansion of the number of seats operating in the call center, which is slated to commence with 500 seats, increasing 500 seats per year to reach 2,500 seats by the 5th year of operation

Since the last two quarters, a comprehensive CRM – Customer Relationship Management Software has been implemented to help better streamline operations and contact management. Additionally, new aspects of management have been fulfilled, adding to upper management and advisory roles as Chief Operating Officer, Corporate Finance and Marketing.  Further, there has been progress made in the area of offering mobile application marketing services to our list of BPO services. We began marketing and advertising for new business as of January 1, 2011.

Lastly, we are engaged in later stage discussions involving merger/acquisition EBITDA positive candidates that have synergistic value to over BPO business plan objectives.

On June 3, 2011, our company entered into a contract to acquire assets and inventory for the operation of call center now operating in Philippines at a consideration of $55,000.  The consummation of the acquisition occurred on September 1, 2011.  A copy of the contract is included as Exhibit 10.1 to this quarterly filing.

On March 31, 2011, Hong Kong Alliance Fund, Limited, a corporation organized and existing under the laws of the Hong Kong with its head office located at 8/F., Gloucester Tower The Landmark 15 Queen’s Road Central HK executed an Agreement to purchase the business of Sound Worldwide Holdings, Inc. , a corporation organized and existing with its head office located at Flat E, 16/F., Block One, Kin Ho Ind. Bldg., Nos. 14-24 Au Pui Wan Street, Shatin, N.T. Hong Kong, China and its subsidiaries, Asian Point Investment Ltd. and Sound Worldwide Ltd. and all their respective assets in return for payment of an aggregate of $250,000 in cash and Promissory Note, the latter secured by a chattel mortgage and financing statement covering the property to be sold hereunder, together with any and all other property acquired during the term of said note and placed in or within the premises. In accordance with the Agreement, the Closing occurred on June 25, 2011. A copy of the contract is included as Exhibit 10.2 to this quarterly filing.

On June 20, 2011, our company has entered into a letter of intent to acquire a company (Humsay I Global Services Limited) which is operating in India. Subsequent to the letter of intent, this agreement was terminated.

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

Revenue Recognition

The Company did not generate any revenue during the six months period ended September 30, 2011.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note 1b of Our Unaudited Financial Statements for the quarter ended September 30, 2011 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 1b of Our Unaudited Financial Statements for the quarter ended September 30, 2011 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Notes disclose that the Company’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on March 31, 2010. The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend If we are unable to obtain sufficient financing in the near term or find an acquisition candidate, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Item 6.  Exhibits.
Exhibit Number
Asset Purchase Agreement, dated June 3, 2011.

Agreement with Hong Kong Alliance Fund, Limited, dated March 31, 2011

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
10.1 10.2 31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

XBRL Instance Document	101.INS

XBRL Schema Document	101.SCH

XBRL Calculation Linkbase Document	101.CAL

XBRL Definition Linkbase Document	101.DEF

XBRL Label Linkbase Document	101.LAB

XBRL Presentation Linkbase Document	101.PRE

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTER BOX CALL CENTER LIMITED
(Registrant)

/s/ Roger Kwok Wing Fan
Roger Kwok Wing Fan	Date: November 10, 2011
Chief Executive Officer and Director

/s/ Tony Ka Kin Chui
Tony Ka Kin Chui	Date: November 10, 2011
Chief Financial Officer and Director