Form 10-Q
period 2011-12-31
Chatter Box Call Center Ltd.
filed 2012-03-23
CIK 1368294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

As of December 31, 2011, the registrant had 19,516,250  shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

Item 1.	Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended March 31, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

          UNAUDITED CONDENSED FINANCIAL STATEMENTS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)
UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PAGES

UNAUDITED CONDENSED BALANCE SHEETS	1

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS	2

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS	3

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	4 - 11

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED BALANCE SHEETS
 (Stated in US Dollars)

		At of
	Notes	December 31, 2011	March 31, 2011
		$	$
ASSETS

Current assets:
Cash and cash equivalents		706	-
Prepaid expenses and other receivables		55,030	250,030

Total assets		55,736	250,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accrued expenses and other liabilities	4	82,083	276,219
Amount due to a director		119,604	70,767

TOTAL LIABILITIES		201,687	346,986

Stockholder’s equity:
Common stock (USD 0.0001 par value - authorized 20,000,000 shares; issued and outstanding 19,516,250 shares 2011 December 31, 2011 and in March 31, 2011		1,952	1,952
Additional paid-in capital		1,013,994	1,013,994
Accumulated deficit		(1,178,444)	(1,129,449)
Accumulated other comprehensive income		16,547	16,547

Total stockholders’ equity		(145,951)	(96,956)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		55,736	250,030

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)

		Six months ended September 30,		Nine months ended December 31,
		2011	2010	2011	2010
	Notes	$	$	$	$

Net sales		-	-	-	-
Cost of sales		-	-	-	-

Gross profit		-	-	-	-
Selling, general and administrative expenses		(38,828)	(2,518)	(48,995)	(2,518)
Other income		-	-	-	-

Loss from operations		(38,828)	(2,518)	(48,995)	(2,518)
Interest expenses		-	-	-	-

Loss before income taxes		(38,828)	(2,518)	(48,995)	(2,518)
Income tax expenses	3	-	-	-	-

Net loss		(38,828)	(2,518)	(48,995)	(2,518)

Loss per share, basic and diluted	6	(0.20 cents)	(0.02 cents)	(0.25 cents)	(0.01 cents)

Weighted average number of common shares outstanding, basic and diluted		19,516,250	19,516,250	19,516,250	14,053,685

See accompanying notes to financial statements

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)

	Nine months ended December 31,
	2011	2010
	$	$

Cash flows from operating activities:
Net loss	(48,995)	(2,518)
Changes in current assets and liabilities
Accounts receivable	-	(432,946)
Prepaid expenses and other receivables	195,000	510,374
Accounts payable	-	(104,812)
Amounts due to a director	48,837	4,319
Accrued expenses and other liabilities	(194,136)	(1,935)

Net cash flows generated from /(used in) operating activities	706	(27,518)

Effect of exchange rate changes on cash and cash equivalents	-	14

Net increase/ (decrease) in cash and cash equivalents	706	(27,504)
Cash and cash equivalents at beginning of the year	-	30,837

Cash and cash equivalents at end of the period	706	3,333

Supplementary disclosures of cash flow information:
Interest paid	-	-

Income taxes paid	-	-

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

These financial statements have been prepared in accordance with generally accepted principles in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated significant revenue since April 1, 2010, and is unlikely to pay dividend or generate significant earnings in the immediate or foreseeable futures. For the period ended December 31, 2011, the Company has incurred an accumulated deficit of $1,178,444. As of December 31, 2011, its current liabilities exceed its current assets by $145,951. These conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern.

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

Revenue recognition

The Company did not generate any revenue during the nine months period ended December 31, 2011.

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

Share-based compensation expense of $Nil and $5,274 for the nine months ended December 31, 2011 and 2010, respectively. Since share-based compensation is not tax deductible in United States, no related tax benefit has been recognized.

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

As of period ended December 31, 2011 and 2010, the Company had net operating loss carried forward. The expenses for the two periods ended December 31, 2011 and 2010 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

CHATTER BOX CALL CENTER LIMITED
(FORMERLY KNOWN AS SOUND WORLDWIDE HOLDINGS, INC.)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Accrued expenses and other liabilities

Accrued expenses and other liabilities consists of the following:

	As of
	December 31, 2011	March 31, 2011
	$	$

Legal and professional fees	78,064	78,606
Other accruals and liabilities	4,019	13,885
Other payables	-	183,728
	82,083	276,219

5.	Share based compensation

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

A summary of non-vested equity share units issued under the 2009 Incentive Plan for the year is as follows:

	Shares	Weighted average grant date fair value
		$
Granted on May 11, 2010	770,000	0.05
Granted on July 15, 2010	100,000	0.05
Granted on October 15, 2010	3,000,000	0.05

	3,870,000

The stock awards vest equally over a period of one year from the date of grant.

6.	Loss Per Share

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

Pursuant to the agreement, Ms. Lam had agreed to the return and cancellation of 6,063,750 shares of our common stock held by her.

The prior subsidiaries of the Company include the following:

●	Sound Worldwide Limited (“SWL”), incorporated in the British Virgin Islands on July 28, 1999, 100% of which is owned by the Company. SWL’s primary business is as an investment holding company;

●
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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Note 1b of Our Unaudited Financial Statements for the quarter ended December 31, 2011 Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Note 1b of Our Unaudited Financial Statements for the quarter ended December 31, 2011 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Notes disclose that the Company’s major operating subsidiary, Asian Point Investment Limited (“APIL”), has ceased operation on March 31, 2010. The conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, the validity of which depend If we are unable to obtain sufficient financing in the near term or find an acquisition candidate, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Sound Worldwide Holdings, Inc. (Registrant)

/s/ Roger Kwok Wing Fan	Date: March 23, 2012
Roger Kwok Wing Fan Chief Executive Officer and Director

/s/ Tony Ka Kin Chui	Date: March 23, 2012
Tony Ka Kin Chui Chief Financial Officer and Director